Form 10-K
period 1993-12-31
QUAKER STATE CORP
filed 1994-03-23
CIK 81381

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1993

                                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ____________ to ______________

        Commission file number 1-2677

                               QUAKER STATE CORPORATION
                (Exact name of registrant as specified in its charter)

                   Delaware                                      25-0742820
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)
                255 Elm Street
            Oil City, Pennsylvania                                  16301
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 814-676-7676

          Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each exchange
              Title of each class                            on which registered
              -------------------                           ---------------------
           Capital Stock, par value                        New York Stock Exchange
                $1.00 per share                            Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for at least the past 90 days. Yes  x    No
                                                       ----      ----
- - -
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     The registrant estimates that as of March 15, 1994 the aggregate market value of the shares of its Capital Stock held by non-affiliates of the registrant was more than $371,000,000.

     As of March 15, 1994, there were 27,244,224 shares of Capital Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Quaker State's 1994 Annual Report to Stockholders are incorporated by reference into Parts I and II of this annual report on Form 10-K.

     Portions of the Proxy Statement for Quaker State's Annual Meeting of Stockholders to be held on May 12, 1994 are incorporated by reference into Part III of this annual report on Form 10-K.
===============================================================================

                                     PART I

ITEM 1. BUSINESS.

     Quaker State Corporation ("Quaker State"), a Delaware corporation formed in 1931, has its principal place of business at 255 Elm Street, Oil City, Pennsylvania. Quaker State's principal business is the manufacture and sale of brand name motor oils and lubricants and the sale of products and services in the automotive aftermarket (see "Motor Oil Division" below). Quaker State's business segments also include the production of natural gas and crude oil, fast lube operations, insurance operations, the manufacture and sale of safety lighting equipment and docking operations (see "Natural Gas Exploration and Production Division," "Fast Lube Operations," "Insurance Operations," "Truck-Lite" and "Docking Operations" below). Quaker State is no longer engaged in coal operations (see "Discontinued Coal Operations" below).

MOTOR OIL DIVISION

     Quaker State manufactures and sells lubricants (primarily motor oils for automobiles and trucks) and fuels. The lubricants include transmission fluids, gear lubricants and greases as well as specialty lubricants designed for other types of vehicles, such as marine craft, motorcycles and snowmobiles. All the lubricants are sold under Quaker State's brand name. The fuels include gasoline, fuel oils (diesel fuel and heating oils) and kerosene. Quaker State also purchases and resells automotive consumer products.

     The manufacture of the lubricants and fuels, the purchase and gathering of crude oil and all marketing, sales, distribution and research and development activities relating to the lubricants, fuels and automotive consumer products are the responsibility of Quaker State's Motor Oil Division.

     Manufacturing. Motor oils are made by blending additives with lubricant stocks refined from crude oil. Quaker State's motor oils are made from lubricant stocks produced at its Congo refinery located at Newell, West Virginia or from lubricant stocks produced by other refiners and purchased. The Congo refinery is specially designed to maximize the production of lubricant stocks for motor oils from Pennsylvania Grade crude oil. Although it was built in 1971, the Congo refinery remains one of the newest lubricant stock refineries in the United States. Quaker State sold its crude oil refineries located at St. Mary's, West Virginia and at Farmers Valley, Pennsylvania in December 1987 and May 1990, respectively.

     During the three years ended December 31, 1993, the number of barrels of Pennsylvania Grade crude oil processed at the Congo refinery has been:
1993-3,710,000; 1992-3,743,000; and 1991-3,634,000. The Congo refinery operates at near capacity. Most of the crude oil is purchased. Purchases are made from numerous independent producers with whom, for the most part, Quaker State has been doing business for many years. During 1993, Quaker State purchased crude oil from approximately 1,550 producers, including one producer which accounted for approximately 14.73% of the crude oil purchases. Purchases are made pursuant to informal arrangements which may be terminated at any time or under joint venture, operating, farm-out or similar agreements under which Quaker State has the contractual right to purchase the crude oil if produced. During the three years ended December 31, 1993, the weighted average price per barrel of crude oil purchased by Quaker State has been: 1993-$16.17; 1992-$17.32 and 1991-$17.53. Some of the crude oil processed by Quaker State at the Congo refinery is produced by Quaker State itself (see "Natural Gas Exploration and Production Division-Crude Oil" below).

     During 1993 and 1992, approximately 44% and 45%, respectively, of the lubricant stocks used in Quaker State motor oils was produced at the Congo refinery. Certain lubricant stocks produced at the Congo refinery are sold to third parties.

     The lubricant stocks produced by Quaker State are blended with additives to produce motor oils at facilities at the Congo refinery or, after transportation in bulk, at a blending and packaging plant owned and operated by Quaker State at Vicksburg, Mississippi. The lubricant stocks produced by other refiners and purchased by Quaker State are blended with additives to produce motor oils at a blending and packaging plant owned and operated by Quaker State in Carson, California (near Los Angeles), and to a limited extent at the

Congo refinery and the Vicksburg plant. Quaker State also operated a leased blending plant in St. Louis, Missouri until it was closed in December 1993.

     Quaker State's Canadian motor oil subsidiary, Quaker State, Inc., owns and operates a packaging plant in Burlington, Ontario (near Toronto). During 1993, the Congo refinery supplied blended motor oils in bulk to satisfy the packaging requirements of the Canadian subsidiary.

     The majority of the motor oils sold by Quaker State is packaged; however, a significant amount of the motor oils is also sold in bulk. Packaged motor oils are sold primarily in one quart plastic bottles. In the United States, the plastic bottles are made by others to Quaker State's specifications at facilities adjacent to the Congo refinery and the Vicksburg and Carson plants. In Canada, the plastic bottles are made by Quaker State, Inc. at the Burlington, Ontario facility.

     Greases and some of the specialty lubricants are made for Quaker State by others in accordance with specifications established by Quaker State.

     Gasoline, fuel oils and kerosene, which account for approximately 65% of the output of the Congo refinery, as well as wax, are unavoidable by-products of the refining process for a motor oil manufacturer like Quaker State. In the case of some of these products, some additional processing and blending is required.

     Raw materials (exclusive of crude oil and containers), primarily the lubricant stocks produced by other refiners, chemicals, fuels and additives, are available from a number of sources. Availability of Pennsylvania Grade crude oil depends primarily on the price which purchasers, including Quaker State, are willing to pay. In turn, the price depends on prevailing market conditions which include the purchase price for non-Pennsylvania Grade crude oil. The available supply of Pennsylvania Grade crude oil has been declining for some time and is expected to continue to decline. Although Quaker State believes that an adequate supply of Pennsylvania Grade crude oil will be available for the Congo refinery for the near future, it is studying whether, should a shortage occur, non-Pennsylvania grade crude oils are available for processing at the Congo refinery and the amount of capital expenditures required for refinery modifications, as well as other available alternatives.

     Quaker State owns and operates a fleet of tank trucks to gather crude oil produced in eastern Ohio and western Pennsylvania and transport it to the Congo refinery or to a Quaker State owned and operated crude oil terminal and storage complex at Magnolia, Ohio. From there, crude oil flows through a pipeline to the Congo refinery. Other crude oil is gathered by regulated pipeline companies and barged to the Congo refinery.

     Domestic Sales. Quaker State is one of the major branded motor oil sellers in the United States. The motor oils and other lubricants are sold directly to customers and through independent distributors.

     As of December 31, 1993, approximately 170 full time employees were engaged in the direct sales effort. Direct sales are made to national and regional chain stores, to certain fast lube centers and to other resellers and end users primarily in large metropolitan areas. The resellers include wholesalers and retailers, and the end users include industrial and commercial accounts and fleet customers.

     As of December 31, 1993, there were 120 independent distributors selling in all 50 states. The independent distributors resell to service stations, retailers, automobile dealers, repair shops, fast lube centers, automobile parts stores, retail food chains, fleet and commercial customers and wholesale outlets. During the three years ended December 31, 1993, the independent distributors accounted for the following percentages of Quaker State's total branded motor oil sales revenues in the United States: 1993-35.3%; 1992-33.6% and 1991-31%. The increased percentages represent primarily a transfer of certain direct sales areas to independent distributors.

     Distribution of motor oils and other lubricants to the resellers, end users and independent distributors is made from the Congo refinery, the blending and packaging plants and bulk storage and warehouse facilities owned or leased by Quaker State. Distribution is made primarily by truck, including trucks owned and operated by a Quaker State subsidiary which is an irregular route common carrier operating throughout the United States. This unit primarily delivers products in bulk.

     Gasoline, fuel oils and kerosene are sold to wholesalers located for the most part in Ohio, Pennsylvania and West Virginia. Distribution is made primarily by delivery F.O.B. at the Congo refinery.

     Sales of the automotive consumer products are made to the same entities to which lubricant sales are made. The leading products are oil, air and fuel filters, but antifreeze, brake and power steering fluids, fuel additives, spray lubricants and cleaners and automotive undercoatings are also sold.

     Quaker State's U.S. branded motor oil market share has declined in recent years and declined in 1993 as well. The branded motor oil sales volume decreased each quarter of 1993 from the prior year's corresponding quarter except for the fourth quarter when sales volume increased by 13% over the corresponding 1992 period. This increase was due in part to an aggressive consumer promotion from August through November 1993 under which a $4.20 cash rebate was offered for every case of Quaker State motor oil purchased by consumers during the promotion period. In computing its market share percentage, Quaker State includes the installed and packaged (do-it-yourself) markets.

     Foreign and Export Sales. Quaker State, Inc. has sold Quaker State branded motor oils in Canada for many years. Sales in Canada are made directly to customers but primarily through independent distributors under contract with the Canadian subsidiary. Canadian sales increased during 1993 as a result of Canadian Tire Company, the largest marketer of motor oil in Canada, electing to sell Quaker State motor oil alongside its own brand it formerly sold exclusively. Quaker State believes that its motor oils are the largest selling branded motor oil in Canada.

     Sales of Quaker State branded motor oils are made in Japan by a Quaker State subsidiary formed in 1990 and in Mexico by Comercial Importadora, a Quaker State licensee. Quaker State believes that its motor oils are the largest selling independent branded motor oil in Mexico.

     Export sales of Quaker State branded motor oils are made by Quaker State in 57 foreign countries. These sales are made through independent distributors. Export sales have increased significantly during the 1990's and efforts are being made to further increase these sales. The country to which the largest amount of export sales is made is the Dominican Republic. During 1993, a significant part of the export sales was also made to Poland, Sweden, Guatemala and Taiwan.

     Small amounts of greases, gear lubes and automotive consumer products such as filters and chemicals are exported to certain foreign countries.

     During the three years ended December 31, 1993, total revenues from the foreign operations, including the export sales, have been as follows:
1993-$55,436,000; 1992-$47,389,000 and 1991-$40,932,000. The largest component of the revenues is attributable to Canada.

     Marketing. Quaker State aggressively markets its brand name lubricants and automotive consumer products. In particular, Quaker State relies heavily on media advertising to project the quality image of its motor oils and other products sold under its brand name and to maintain its competitive position.

     In addition to media advertising, total marketing costs include sponsorship of automobile racing teams, participation in consumer and special automotive trade shows and distribution of point of sale materials. Quaker State also provides marketing allowances to its customers and has incentive programs for its direct retail customers and independent distributors. For 1993, total marketing costs included the cost of the $4.20 cash rebate promotion.

     Quaker State has trademark registrations in effect covering the use of its brand name "Quaker State" and other product names, logos and designs utilized in connection with the sale of its products. These registrations, which Quaker State believes have been effective in preventing the use of the name "Quaker State" and of the other trademarks by third parties in connection with the sale of petroleum products, expire at various dates, but in each case may be renewed.

     Operating Profit. During the three years ended December 31, 1993, the operating profit for the Motor Oil Division (including the foreign operations) has been: 1993-$17,484,000; 1992-$23,336,000 and 1991-$36,785,000. The operating profit was lower during each quarter of 1993 than for the corresponding quarter of 1992. This resulted from lower motor oil sales volumes, increased costs and a decline in the average price of gasoline and fuel oil.

NATURAL GAS EXPLORATION AND PRODUCTION DIVISION

     Natural Gas--Quaker State owns interests in and explores for and develops natural gas production properties, primarily in the Pennsylvania Grade crude oil producing area (see "Natural Gas Exploration and Production Division--Crude Oil" below). As of December 31, 1993, 1992 and 1991, Quaker State had 364, 334 and 302 net productive natural gas wells, respectively, and during the three years ended December 31, 1993, Quaker State's net natural gas production has been:
1993-5,841,000 mcf; 1992-5,635,000 mcf. and 1991-4,610,000 mcf. Quaker State
acts as operator of most of the wells.

     Substantially all the natural gas is sold, and during the three years ended December 31, 1993, the weighted average price per mcf. received by Quaker State for natural gas has been: 1993-$2.30; 1992-$2.26 and 1991-$2.35. Most natural gas is sold directly to industrial customers or to brokers who resell to industrial customers and is transported to these customers from producing areas by common carrier pipelines. Traditionally, wellhead prices for gas produced in the Appalachian Basin reflect the relative proximity of producing areas to large eastern markets. As of December 31, 1993, Quaker State had 43,590,000 mcf. and 23,766,000 mcf. of developed and undeveloped natural gas reserves, respectively.

     Capital expenditures for exploration and development of natural gas production properties have been significant throughout the 1990's. The success of these activities is reflected in the increased production shown above. During 1993, 30.8 net productive developmental and 7.5 net productive exploratory natural gas wells were drilled.

     The most extensive exploratory drilling has been in the Stagecoach Field in south central New York and north central Pennsylvania where Quaker State has a strong lease position. In January 1994, Quaker State completed an additional gas feeder pipeline in the Stagecoach Field which should increase natural gas sales from this area in 1994.

     Crude Oil--Quaker State produces Pennsylvania Grade crude oil from its own crude oil producing properties. The Pennsylvania Grade crude oil producing area includes parts of southwestern New York, eastern Ohio, western Pennsylvania and West Virginia on the western slopes of the Appalachian Mountains. As of December 31, 1993, 1992 and 1991, Quaker State had 1,208, 1,278 and 1,332 net productive oil wells, respectively, and during the three years ended December 31, 1993 Quaker State's net crude oil production in barrels has been: 1993-423,000; 1992-438,000 and 1991-444,000. Quaker State also acts as operator of most of these wells.

     Quaker State has ceased all exploration for and development of oil wells in New York and northwest Pennsylvania and presently only explores for and develops oil wells elsewhere in the Pennsylvania Grade crude oil producing area on a limited basis. During 1993, 7 net productive developmental oil wells were drilled. As of December 31, 1993, Quaker State had 2,776,000 barrels and 30,000 barrels of developed and undeveloped Pennsylvania Grade crude oil reserves, respectively.

     During 1993, crude oil produced by Quaker State accounted for approximately 6.26% of the crude oil processed by the Congo refinery. For segment reporting purposes, crude oil is sold by the Natural Gas Exploration and Production Division to the Motor Oil Division at the same daily market price at which Pennsylvania Grade crude oil is purchased by Quaker State. Certain crude oil produced by Quaker State is sold to third parties.

     Other--Quaker State also receives income from: (i) transporting third party gas through gas gathering systems in which Quaker State has an ownership interest, (ii) overhead fees for operating natural gas and oil wells for others and (iii) timber sales from properties acquired by Quaker State in past years in conjunction with oil and gas activities.

     Operating Profit--During the three years ended December 31, 1993, the operating profit for the Natural Gas Exploration and Production Division has been: 1993-$3,103,000; 1992-$3,835,000 and 1991-$2,762,000.

The decline in operating profit in 1993 was due almost entirely to additional dry hole expense. Increased natural gas sales revenues were offset by decreased crude oil sales revenues.

FAST LUBE OPERATIONS

     Quaker State, through its subsidiaries Quaker State Minit-Lube, Inc. ("Quaker State Minit-Lube") and McQuik's Oilube, Inc. ("McQuik's"), is one of the largest operators and franchisors of fast service automobile oil change and lubrication centers (i.e., fast lube centers) in the United States. Quaker State Minit-Lube was acquired in November 1985 and McQuik's in May 1989. The administrative offices of Quaker State Minit-Lube and McQuik's are located in Salt Lake City, Utah.

     A typical fast lube center offers 14 services in approximately 15 minutes, including changing the motor oil; replacing filters; lubricating the chassis; adding, if necessary, fluids for the battery, brakes, power steering system, transmission, differential and windshield washer; checking the air filter and windshield wiper blades; checking the level of the antifreeze overflow container; washing the windshield and checking the air pressure in the tires and inflating the tires if necessary.

     As of December 31, 1993, there were 421 Quaker State Minit-Lube and McQuik's centers in the United States, of which 273 and 34 are owned or leased and operated by Quaker State Minit-Lube and McQuik's, respectively, and of which 58 and 56 are operated by franchisees of Quaker State Minit-Lube and McQuik's, respectively. The McQuik's centers do business under the McQuik's name but do not compete directly with the Quaker State Minit-Lube centers because they are in different locations.

     The fast lube centers of Quaker State Minit-Lube and its franchisees are located in 19 states primarily in the West, Midwest and Southeast. The fast lube centers of McQuik's and its franchisees are located in 5 states but primarily in Indiana and Ohio. There are also 25 fast lube centers in the Province of Ontario which are owned and operated or franchised by a joint venture between Quaker State Minit-Lube and another company.

     Quaker State Minit-Lube and McQuik's together are one of Quaker State's largest customers. Quaker State supplies most of the motor oils used and sold in the Quaker State Minit-Lube and McQuik's centers, and these centers are the largest users of Quaker State motor oils sold in bulk. For segment reporting purposes, the Quaker State motor oils and other automotive consumer products, such as filters, are sold by the Motor Oil Division to Quaker State Minit-Lube and McQuik's at prices comparable to the prices the Motor Oil Division charges to other customers.

     During 1992, Quaker State Minit-Lube converted certain of its company-operated fast lube centers to the name Q Lube, featuring heightened Quaker State identification. In two test markets, sales volumes at stores converted to Q Lube increased 23% over the previous year. The result of these successful conversions was that Quaker State Minit-Lube determined to re-identify virtually all its company-operated fast lube centers as Q Lube centers. As of December 31, 1993, approximately 26% of the company-operated centers were operated under the Q Lube name. Most of the remaining company-operated centers will be converted over time. Consistent with these conversions, effective January 1, 1994 Quaker State Minit-Lube changed its corporate name to Q Lube, Inc. Quaker State believes the conversion to Q Lube centers should contribute higher sales and profits in 1994. As a result of the change of name, Quaker State Minit-Lube is hereinafter referred to in this annual report as Q Lube, Inc.

     Operating Profit. During the three years ended December 31, 1993, the operating profit (loss) for the fast lube operations has been: 1993-$3,045,000; 1992-$1,958,000 and 1991-($1,113,000). The increase in operating profit for 1993 was attributable primarily to the result of disposition during the first quarter by Q Lube, Inc. of 16 fast lube centers in unprofitable markets and reductions in operating costs. The 1992 operating profit is before a one-time charge of $3,200,000 for a reserve for the future replacement of signage and other assets impaired by the planned conversion to Q Lube centers. The operating loss for 1991 has been the only operating loss for the fast lube operations and was primarily attributable to lower car counts per store as a result of the economic climate during 1991 and an environmental charge of $1,600,000.

INSURANCE OPERATIONS

     Quaker State is engaged in the insurance business through its subsidiary, Heritage Insurance Group, Inc., which in turn is an insurance holding company for members of the Heritage Insurance Group. The Heritage Insurance Group was acquired by Quaker State in July 1984. The administrative offices of the Heritage Insurance Group are located in Agoura Hills, California (near Los Angeles).

     The principal members of the Heritage Insurance Group are Heritage Life Insurance Company ("Heritage Life") and Heritage Indemnity Company ("Heritage Indemnity").

     Heritage Life writes credit life insurance and credit accident and health insurance coverages which are issued in connection with the purchase of automobiles and other durable consumer goods. The credit policies insure consumer debtors with the creditor as primary beneficiary. Credit life insurance pays the balance of the consumer loan if the debtor should die, while credit accident and health insurance provides for payment of a consumer's loan installments during the time the consumer is disabled by sickness or accident. Heritage Life, which commenced business in 1957, is licensed to do business in the District of Columbia, Guam and every state except New York.

     Heritage Indemnity Company writes specialty indemnity coverages primarily for automobiles and consumer appliances. Service contract reimbursement insurance is purchased by automobile dealers who are contractually obligated to make repairs under extended warranty service contracts sold to purchasers by the automobile dealers, and mechanical breakdown insurance is purchased by the consumer to cover the cost of mechanical repairs. Heritage Indemnity, which commenced business in 1981, is licensed to do business in the District of Columbia and every state except New York and Connecticut. It operates in New York as a surplus lines carrier.

     Heritage Life and Heritage Indemnity use a general agency system whereby independent salesmen are used to market the insurance products. As of December 31, 1993, Heritage Life and Heritage Indemnity were using approximately 90 and 80 general agents, respectively, throughout the United States. Many of the general agents serve both companies.

     The primary customers of the general agents are automobile dealerships, many of which also sell Quaker State motor oils and automotive consumer products. Sales of insurance products are made through licensed policy issuing agents who are full-time employees of the automobile dealerships. Other customers of the general agents are boat and motorcycle dealerships, appliance and furniture stores and banks, savings and loan associations and other lending institutions whose employees also act as policy issuing agents. In recent years, increased emphasis has been placed on these customers so as to lessen the dependence of the Heritage Insurance Group on the cyclical automobile sales market.

     Heritage Life and Heritage Indemnity also sell insurance to cover funeral costs and homeowner's insurance, respectively. Heritage Indemnity expects to receive claims in 1994 under homeowner's insurance policies as a result of the January 1994 California earthquake; however, Heritage Indemnity reinsures most of the liability under these policies.

     The general agents supervise the policy issuing agents. The policy premiums and commissions are generally paid at the time the insurance is sold.

     During the three years ended December 31, 1993, direct premiums written by the Heritage Insurance Group have been as follows: 1993-$137,144,000; 1992-$115,670,000 and 1991-$104,146,000.

     During the three years ended December 31, 1993, direct premiums written by Heritage Life represented 1993-59.7%; 1992-63.3% and 1991-60.3% of the total direct premiums written.

     For further information regarding the insurance operations, see Note 5 of the Notes to Consolidated Financial Statements in Quaker State's 1993 Annual Report to Stockholders and the Insurance Schedules filed as a part of this annual report.

     Operating Profit. During the three years ended December 31, 1993, the operating profit for the insurance operations has been: 1993-$3,524,000; 1992-$6,130,000 and 1991-$3,012,000. During 1993, revenues from the insurance operations increased substantially. Premiums earned during each quarter exceeded premiums earned during each corresponding quarter of the prior year. Realized investment gains for each quarter increased as well. Total sales during the third quarter of 1993 were a company record. The decline in operating profit for 1993 is due primarily to the cost of settlement of litigation (see "Wescal Litigation" under Item 3 of this annual report).

TRUCK-LITE

     Quaker State's subsidiary, Truck-Lite Co., Inc. ("Truck-Lite"), manufactures vehicular safety lighting equipment, which is sold to original equipment manufacturers and through replacement parts distributors. Truck-Lite's product line consists of custom designed safety and interior lights for passenger cars, light trucks and vans; shock-mounted sealed beam headlamps and sealed and bulb replaceable stop, turn and indicator lights for heavy-duty trucks; and sealed wiring harness systems for heavy-duty truck trailers. The administrative offices of Truck-Lite are located in Falconer, New York.

     Truck-Lite's products for passenger cars, light trucks and vans are generally manufactured in Falconer, New York. The products for the heavy-duty trucks and truck trailers are generally manufactured in McElhattan, Pennsylvania (near Lock Haven). The Falconer facilities are owned; the McElhattan facilities are leased. Products for passenger cars, light trucks and vans are distributed from the Falconer facility. Distribution centers for the products for heavy-duty trucks and truck trailers are located in McElhattan and Sacramento, California. These distribution centers are leased. Truck-Lite also manufactures and sells specially designed heavy-duty lighting products in Europe through a subsidiary formed for this purpose.

     Prior to 1992, all of the Truck-Lite products were manufactured at the Falconer facility. During 1990 and 1991, this facility was expanded to permit construction of new and larger rear-deck lighting assemblies for certain passenger vehicles and the heavy-duty truck and truck trailer operations were transferred to McElhattan. Neither 1991 nor 1992 turned out to be good years for Truck-Lite. In 1991, there was a sharp decline in sales to automakers during part of the year as a result of the recession in the auto industry, there were development and engineering expenses to prepare to manufacture the new rear-deck lighting assemblies and there were costly start-up problems and delays at the new heavy-duty plant. In 1992, automotive losses overwhelmed a strong showing by the heavy-duty division. The automotive losses resulted from higher than anticipated start-up costs associated with the new rear-deck lighting assemblies, lower than anticipated shipments related to the start-up problems and a write-off for unrecoverable development costs primarily associated with the new assemblies.

     The year 1993 was another story. Strong orders for a variety of automotive safety lights, better than expected replacement demand for heavy-duty truck lights and manufacturing efficiencies resulted in improved sales and operating results throughout the year.

     During the three years ended December 31, 1993, Truck-Lite's operating profit (loss) has been: 1993-$5,731,000; 1992-($3,665,000) and 1991-($323,000).
Total sales and operating profit for 1993 were company records.

     In January 1993, Quaker State announced that it intended to offer Truck-Lite for sale and this decision was reported in last year's annual report on Form 10-K. Early in the second quarter of 1993, Quaker State decided to continue to operate Truck-Lite as a manufacturer of vehicular lighting products and ceased its efforts to sell Truck-Lite. The decision was based on a revised view of Truck-Lite's prospects as well as management's conclusion that the value of Truck-Lite was not fully reflected in the offers received.

DOCKING OPERATIONS

     Quaker State's subsidiary, Valley Camp, Inc., operates iron ore pellet and potash terminals and a bulk materials handling dock accessible to Lake Superior at Thunder Bay, Ontario.

     During the three years ended December 31, 1993, the operating profit of the docks business has been: 1993-$1,138,000; 1992-$2,137,000 and 1991-$1,962,000.
The figures for 1991 and 1992 include the operating profit of a subsidiary engaged in docking operations which was sold at the end of 1992.

DISCONTINUED COAL OPERATIONS

     From 1976 to 1992, Quaker State was engaged in coal operations through its subsidiary, The Valley Camp Coal Company ("Valley Camp"), and Valley Camp's subsidiaries. In December 1992, Valley Camp discontinued its coal operations and, accordingly, its operating results were segregated and reported as discontinued coal operations in Quaker State's 1992 Consolidated Statement of Operations. As of December 31, 1992, assets held for sale related to the discontinued coal operations of approximately $17,400,000 were classified in the Quaker State Consolidated Balance Sheet as "other current assets".

     The cessation of the coal operations continued throughout 1993. On February 11, 1993, Valley Camp's subsidiary, The Helen Mining Company ("Helen Mining"), signed an agreement with Pennsylvania Electric Company and New York State Electric and Gas Company which terminated the coal supply contract between Helen Mining and the utilities for the utilities' Homer City Generating Station and resulted in the announcement of the closure of the subsidiary's Homer City Mine. Helen Mining supplied over 100,000 tons of stockpiled coal to the generating station and, as a result of the termination of the coal supply contract, removed its mining equipment for disposal. Another Valley Camp subsidiary, Donaldson Mine Company, delivered 300,000 tons of coal to its customer and then ceased operation of its Donaldson Mines on March 30, 1993. Reclamation work is in process at the Homer City Mine and the Donaldson Mines. Finally, on September 16, 1993 the assets of Valley Camp's subsidiary, Valley Camp of Utah, Inc., were sold for $3,175,000. The financial effects of terminating the Helen Mining coal supply contract, closing and ceasing to operate the mines and the sale of the Utah assets, including the estimated results of operations through the disposal dates, were included in the loss on disposition of the coal operations provided for in the fourth quarter of 1992. As a result of the 1993 transactions, as of December 31, 1993 assets held for sale related to the discontinued coal operations of approximately $4,400,000 remained classified in the Quaker State Consolidated Balance Sheet as "other current assets".

     As of December 31, 1992, Valley Camp and its subsidiaries had 555 employees. Hourly employees were covered by a pension plan of the United Mine Workers of America. Salaried employees are covered by Quaker State's salaried pension plan. As of December 31, 1993, Valley Camp and its subsidiaries had 17 employees.

     For further information with respect to the discontinued coal operations, see Notes 3 and 12 of the Notes to Consolidated Financial Statements contained in Quaker State's 1993 Annual Report to Stockholders.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Financial information as to Quaker State's operations by business segments (i.e., Motor Oil Division, Natural Gas Exploration and Production Division, fast lube operations, insurance operations, Truck-Lite and docking operations) is set forth in the segment information table which appears on page 20 of Quaker State's 1993 Annual Report to Stockholders as well as under the heading "Management's Discussion and Analysis" which appears on pages 17 through 19 of such Annual Report to Stockholders. This financial information is incorporated in this item by reference.

     Certain information (identifiable assets, capital expenditures and depreciation, depletion and amortization) relating to the discontinued coal operations is included in the segment information table and is incorporated in this item by reference.

CAPITAL EXPENDITURES

     During the three years ended December 31, 1993, total capital expenditures, including capital expenditures of the discontinued coal operations, were as follows: 1993-$29,760,000; 1992-$25,706,000 and 1991-$32,037,000. In 1993, 1992
and 1991, 36.6%, 38% and 35.9% of the capital expenditures, respectively, were by the Natural Gas Exploration and Production Division and 38.5%, 29.3% and 26.8% of the capital expenditures, respectively, were by the Motor Oil Division. The expenditures by the Natural Gas Exploration and Production Division were for exploration for and development of natural gas production and in 1993 and 1992 construction of the additional gas feeder pipeline in the Stagecoach Field. In the Motor Oil Division, an oxygenate injection system for gasoline was installed at the Congo refinery and expenditures were incurred for a new one quart motor oil container in 1993, equipment for increased oil dewaxing capacity was installed at the Congo refinery in 1992 and a gas desulphurization unit was installed at the Congo refinery in 1991. Expenditures by the fast lube operations increased from 13.6% of total capital expenditures in 1992 to 18.6% in 1993 as a result of the conversion of Quaker State Minit-Lube centers to Q Lube centers.

     Capital expenditures for 1994 are estimated to be approximately $37,000,000, of which approximately 28% is anticipated to be used for natural gas development and approximately 26% for further fast lube store conversions.

ENVIRONMENTAL EXPENDITURES

     Capital expenditures for pollution control facilities during the three years ended December 31, 1993 included in the capital expenditures referred to above were as follows: 1993-$1,823,000; 1992-$1,950,000 and 1991-$3,777,000.
Capital expenditures for pollution control facilities during 1994 are expected to amount to approximately $4,800,000.

     The capital expenditures for pollution control facilities in 1993 and 1992 included upgrading and replacing underground storage tanks in the fast lube operations and in 1991 included installation of the gas desulphurization unit at the Congo refinery. In all three years, expenditures were also made in connection with new drilling in the Natural Gas Exploration and Production Division. Anticipated expenditures in 1994 for pollution control facilities include installation of a new isomerization unit and a platformer revamp at the Congo refinery, expenditures related to new drilling in the Natural Gas Exploration and Production Division, continued upgrading and replacement of underground storage tanks in the fast lube operations and installation of air emission monitoring equipment at the Truck-Lite facilities.

     Quaker State and certain of its subsidiaries have received notices from the United State Environmental Protection Agency and a similar state agency that they may be responsible for response and cleanup costs with respect to certain Superfund sites (see Item 3 of this annual report).

     Quaker State sold its crude oil refinery at St. Mary's, West Virginia in December 1987. The purchaser filed for bankruptcy in December 1988 and in August 1991 the bankruptcy trustee sold the refinery to a second purchaser. In connection with this transaction, Quaker State provided certain indemnities with respect to the environmental conditions at the refinery. In May 1990, Quaker State sold its crude oil refinery at Farmers Valley, Pennsylvania and a wax plant (formerly also a crude oil refinery) at Emlenton, Pennsylvania and provided the purchaser with similar indemnities. Quaker State expects that it will incur some expenditures related to these indemnities and also expects that it will incur some expenditures for environmental conditions associated with its discontinued coal operations.

     For further information with respect to environmental expenditures, see the information under the heading "Management's Discussion and Analysis", and Notes 1, 3 and 9 of the Notes to Consolidated Financial Statements, contained in Quaker State's 1993 Annual Report to Stockholders.

CASH DIVIDENDS

     Quaker State reduced the quarterly dividend on the Quaker State Capital Stock payable on September 15, 1993 to $.10 per share. Quarterly dividends of $.20 per share had been declared regularly since 1986. The reason for the decrease was that Quaker State had paid out more in cash dividends than it had earned after-tax in five of the preceding six calendar years. The dividends declared by the Board of Directors payable December 15, 1993 and March 15, 1994 were also $.10 per share.

COMPETITION

     The branded motor oil business is highly competitive. In the United States, the major competitors of Quaker State are Pennzoil Company (Pennzoil), Ashland Oil, Inc. (Valvoline), Texaco, Inc. (Havoline) and Burmah Castrol Limited (Castrol). In foreign countries, Quaker State competes with foreign manufacturers (including some that are government owned) as well as most of its major competitors in the United States. Many of the competitors, particularly the major integrated oil companies, have substantially greater finished motor oil capacities and financial resources than Quaker State. The principal methods of competition are product quality, distribution capability, advertising and sales promotion. Quaker State also competes with Pennzoil Company, Ashland Oil, Inc. and Witco Chemical Corporation in the purchase of Pennsylvania Grade crude oil.

     The fast lube operations are also highly competitive. The major competitors of Quaker State are Jiffy Lube International, Inc. (a subsidiary of Pennzoil) and Ashland Oil, Inc. through its Valvoline Instant Oil Change centers. In addition to competing with other fast lube centers, Quaker State's subsidiaries Q Lube, Inc. and McQuik's compete with local automobile dealers, service stations and garages. The principal methods of competition are quality of service, price and sales promotion.

     The Heritage Insurance Group competes with many stock and mutual insurance companies, many of which offer more diversified insurance coverages. In addition, some large lenders to the consumer market and some large automobile manufacturers have established credit insurance subsidiaries. The principal methods of competition are service to customers and agents, expertise in tailoring insurance programs to the specific needs of clients and personal involvement by key executives.

     Truck-Lite competes with other independent manufacturers as well as with companies owned by truck and automobile manufacturers. The principal methods of competition are quality, price and technical innovation.

EMPLOYEES

     As of December 31, 1993, Quaker State and its subsidiaries had 3,831 full-time employees (excluding employees of its discontinued coal operations) as follows: Quaker State-1,056, Q Lube, Inc. and
McQuik's-1,966, the Heritage Insurance Group-180 and Truck-Lite-629. The 118 employees engaged in natural gas and crude oil production are included in the number for Quaker State. The year-end 1993 total compares with 3,715 full-time employees as of December 31, 1992 (excluding employees of its discontinued coal operations). As of December 31, 1993, there were also 346 part-time employees, of which 319 were employed by Q Lube, Inc. and McQuik's.

     The principal unions are the Oil, Chemical and Atomic Workers International Union ("OCAW") which represents employees at the Congo refinery and the International Association of Machinists and Aerospace Workers which represents Truck-Lite employees. The labor agreements with OCAW and the Truck-Lite union expire in January 1996 and in June 1995, respectively. Other unions include the International Brotherhood of Electrical Workers, which represents employees at the blending and packaging plant at Vicksburg, Mississippi, and local unions of the International Brotherhood of Teamsters which represent employees at a number of locations.

     Quaker State and its subsidiaries have non-contributory pension plans covering substantially all of their employees. Plans covering salaried employees provide pension benefits that are generally based on the employees' compensation and length of service. Plans covering hourly employees provide benefits of stated amounts for each year of service. Quaker State and certain of its subsidiaries also provide substantially all retired salaried and hourly employees with certain postretirement benefits, principally health care and life insurance. For more information regarding pension and other postretirement benefits, see Note 12 of the Notes to Consolidated Financial Statements contained in Quaker State's 1993 Annual Report to Stockholders.

RESEARCH AND DEVELOPMENT

     Research and development activities relate primarily to the Motor Oil Division where continued improvement of Quaker State motor oils and other lubricants and the development of new or improved automotive consumer products are emphasized. Research and development personnel develop quality control programs to assure the continuous production of high quality products and provide extensive technical services in the manufacturing, packaging and sales and marketing operations as well as to customers.

     In 1993, the complete Quaker State passenger car motor oil line was reformulated to a new API category, SH/CD, to provide improved performance.

     Although Quaker State believes research and development activities are vitally important to its Motor Oil Division, the dollar amount expended on these activities is not material. Research and development activities are also important to Truck-Lite, although the amount expended on these activities is also not material.

GOVERNMENT REGULATION

     Environmental--Quaker State and certain of its subsidiaries are subject to various Federal, state and local air, water, land use and waste management laws and regulations. In particular, these laws and regulations affect the motor oil manufacturing operations, the natural gas and crude oil producing activities and the fast lube operations. In the motor oil manufacturing area, permits are required for the discharge of water used in operations into navigable waters and for certain hazardous waste activities. Air pollution regulations apply to emissions from boilers. In the natural gas and crude oil producing activities, the laws and regulations relate principally to the prohibited discharge of crude oil into navigable waters, the disposal of wastes such as brine from drilling operations and the cleanup and plugging of wells upon abandonment of producing properties. In the fast lube operations, waste management regulations apply to the disposition of used motor oil and other petroleum products.

     Insurance--The Heritage Insurance Group, in common with the insurance industry generally, is subject to regulation and supervision in all jurisdictions in which its members are licensed to transact business. This regulation and supervision is designed primarily to protect policyholders. The method of insurance regulation varies from state to state, but generally, regulation has been delegated to state insurance commissioners who are granted broad administrative powers relating to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements and trade practices. Many classes of insurance, including most of the insurance offered by the Heritage Insurance Group, are subject to premium rate regulations which require that premiums be reasonable, adequate and not unfairly discriminatory. In certain states, minimum loss ratios required for credit insurance indirectly limit the premiums that can be charged by an insurer. Commissions are also often governed by state laws, with maximum commission levels, commission structures and timing of payment subject to regulation. In addition, certain state laws establish minimum statutory capital and surplus requirements for insurance companies and restrict the amount of dividends that can be paid by an insurance company without regulatory approval (see Note 5 of the Notes to Consolidated Financial Statements in Quaker State's 1993 Annual Report to Stockholders).

     Truck-Lite--Truck-Lite's products are subject to regulations of the Federal Department of Transportation which govern the brightness, placement and physical durability of lighting.

ITEM 2. PROPERTIES.

     Information with respect to the location and general character of the materially important principal properties of Quaker State and its subsidiaries, identified by the business segments utilizing such properties, is included in
Item 1 of this annual report and is incorporated in this Item by reference thereto.

ITEM 3. LEGAL PROCEEDINGS.

     Congo Refinery Environmental Litigation. In December 1993, the United States of America commenced a lawsuit against Quaker State in the United States District Court for the Northern District of West Virginia. The Complaint alleges, inter alia, that Quaker State has violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at its Congo, West Virginia refinery. The Complaint alleges that several units that are part of the plant wastewater treatment system also receive hazardous waste and should properly be characterized and permitted as hazardous waste surface impoundments. Quaker State has contended that these units are tanks and are exempt from federal hazardous waste regulation as part of a federally permitted wastewater treatment system, and under other exemptions. If characterized as surface impoundments, the United States alleges that the structures have not had interim permit status since 1980, that Quaker State has violated various regulations relating to testing, operation and closure of the structures and that Quaker State's management of the units has constituted improper treatment and disposal of hazardous wastes at the Congo refinery at various dates after 1990. The Complaint also alleges that Quaker State has failed to provide proper notice to the United States Environmental Protection Agency (the "USEPA") and failed to use proper emission controls and techniques during asbestos removal operations at the Congo refinery during 1990, 1991 and 1992. The Complaint requests injunctive relief and civil penalties not exceeding $25,000 for each day of violation of the Resource Conservation and Recovery Act and of the Clean Air Act. Quaker State intends to vigorously defend this lawsuit but the ultimate outcome of the lawsuit cannot be predicted. For further information with respect to this lawsuit, see the information under the heading "Management's Discussion and Analysis", and Note 9 of the Notes to Consolidated Financial Statements, contained in Quaker State's 1993 Annual Report to Stockholders.

     Superfund Matters. In December 1988, Q Lube, Inc. received a notice from the USEPA pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, that Q Lube, Inc. might be a "potentially responsible party" responsible for response and cleanup costs with respect to a waste disposal site known as the Petrochem/Ekotek Superfund Site in Salt Lake City, Utah. In August 1989, Q Lube, Inc. and 34 other respondents entered into a Consent Order under which the respondents agreed to fund the costs of the cleanup of the surface of the contaminated property. The respondents have advanced $10,000,000 toward these costs, of which Q Lube, Inc.'s share has amounted to approximately $500,000. The respondents, in conjunction with the USEPA, are continuing to investigate the extent of contamination at the property and further remedial action by the respondents is contemplated. As of December 31, 1993, Q Lube, Inc. had an accrual of $1,700,000 for this matter.

     Quaker State and certain of its subsidiaries have received similar notices from the USEPA under the same legislation to the effect that each may be a "potentially responsible party" responsible for cleanup costs with respect to a waste disposal site identified by the USEPA. In addition, Quaker State has received a similar notice from the California Department of Toxic Substances Control (the "DTSC") under the same legislation as well as a California statute. The USEPA and DTSC are conducting investigations regarding alleged releases or threatened releases of hazardous substances from these sites and have contacted all parties who may have arranged for the disposal, treatment or transportation of hazardous substances to the sites.

     For further information with respect to Superfund matters, see the information under the heading "Management's Discussion and Analysis," and Note 9 of the Notes to Consolidated Financial Statements, contained in Quaker State's 1993 Annual Report to Stockholders.

     Oil Express Litigation. In October 1990, Quaker State commenced an action in the Circuit Court of the Eighteenth Judicial Circuit, Du Page County, Illinois against Oil Express National, Inc. ("Oil Express") and certain of its franchisees and principals. Oil Express is an operator and franchisor of fast lube centers in Illinois, Indiana and Tennessee. The Complaint alleges breaches of contract by the defendants in failing to repay certain loans made by Quaker State and in failing to comply with their contractual obligations for the purchase of Quaker State motor oils, and a conspiracy among the defendants to induce breaches of their contracts with Quaker State. Quaker State is seeking compensatory damages and lost profits in the amount of approximately $275,000 and punitive damages of $500,000.

     In April 1992, Oil Express filed a counterclaim and a third party claim in the proceeding against Quaker State and its subsidiary Q Lube, Inc. alleging breach of and a conspiracy to breach an alleged marketing agreement to pay a portion of the advertising and promotional expenses of Oil Express, breach of and a conspiracy to breach an alleged agreement not to compete with Oil Express or its franchisees in the fast lube business in the Chicago metropolitan area and a conspiracy to damage a competitor. Oil Express seeks damages of $525,000 on the counts alleging breach of and a conspiracy to breach the alleged marketing agreement and damages of $8,000,000 on the counts alleging breach of and a conspiracy to breach the alleged agreement not to compete and seeks compensatory and punitive damages of $18,000,000 on the count alleging a conspiracy to damage a competitor.

     In June 1992, Quaker State and Q Lube, Inc. filed motions to dismiss the counterclaim and third party claim which were denied. The litigation has progressed through discovery and will be tried before a jury. A late 1994 trial date is anticipated. Quaker State has vigorously prosecuted its action against the defendants and both Quaker State and Q Lube, Inc. have vigorously defended the counterclaim and third party claim against them. Quaker State and Q Lube, Inc. believe that all the claims against them are without merit and that the damages sought by Oil Express are grossly exaggerated in the pleadings solely to provide the defendants with leverage to defend Quaker State's action against the defendants.

     Employment Litigation. In October 1993, Larry Tucker and 13 other former salaried supervisory employees of Donaldson Mine Company, a subsidiary of Quaker State's subsidiary The Valley Camp Coal Company ("Valley Camp"), instituted an action in the Circuit Court of Kanawha County, West Virginia against Quaker State, Valley Camp and Donaldson Mine Company. The suit alleges that each of the plaintiffs had a verbal and/or written contract of employment with the defendants which was breached by termination of the plaintiffs' employment, that the defendants intentionally and unlawfully discriminated against the plaintiffs because of their age in violation of state law, that the plaintiffs were not paid their rightful compensation and earned fringe benefits at the time of termination of employment and that the defendants breached an expressed and implied covenant of good faith and fair dealing with respect to the plaintiffs. Each plaintiff claims damages in the amount of $1,250,000 for loss of income and benefits, impairment of earning capacity and emotional distress, $1,250,000 for punitive damages and in addition the costs of a search for new employment, attorneys fees and costs of suit. In March 1994, the plaintiffs filed a motion to amend the Complaint to add similar claims on behalf of five additional individuals. Quaker State, Valley Camp and Donaldson Mine Company intend to vigorously defend this proceeding.

     Quaker State is also a defendant in several other proceedings brought by individual plaintiffs seeking damages as a result of termination of employment. These proceedings are being vigorously defended as well.

     Windfall Profit Tax Litigation. In prior annual reports on Form 10-K, Quaker State has referred to this litigation under which the United States Government sought payment by Quaker State of additional Federal windfall profit taxes for the third and fourth quarters of 1983 on the ground that during the period Quaker State was an integrated oil company instead of an independent producer. In August 1991, the United States Claims Court held that Quaker State was an integrated oil company and not an independent producer because it qualified as a retailer during 1983, and in July 1992 the Claims Court entered judgment for the Government against Quaker State in the amount of $456,851 for each of the third and fourth quarters of 1983, plus interest. Quaker State then appealed the decision of the Claims Court to the United States Court of Appeals for the Federal Circuit. The appeal was argued during March 1993 and on June 2, 1993 the decision of the Claims Court was affirmed by the Court of Appeals. A petition for rehearing by the Court of Appeals was denied. Had Quaker State been successful in the appeal, Quaker State would have been entitled to file claims for refund of Federal windfall profit taxes paid for the first and second quarters of 1983 as well as for 1984 and 1985. As of December 31, 1992, Quaker State had accrued for the Claims Court judgment and related interest in its consolidated financial statements. The amount of the judgment and related interest have been paid and this litigation has been concluded.

     Wescal Litigation. In November 1989, Jerrald Axelrod and Theodore E. Dahl doing business as Wescal Credit Insurance ("Wescal") commenced an action in the Superior Court of California, County of Orange, against Heritage Life Insurance Company ("Heritage"), a subsidiary of Quaker State's subsidiary The Heritage Insurance Group, Inc., and against Quaker State. Quaker State was subsequently dismissed from the suit. Wescal is engaged in the business of selling credit life and disability insurance in connection with mortgages and other long term loans. Heritage and Wescal entered into an agreement in 1984, under which Wescal agreed to produce insurance business for Heritage in return for several forms of compensation. The contract was subsequently amended in 1988, and notice of termination of this agreement was given by Heritage in 1990. The Complaint in this matter was amended six times and ultimately alleged breach by Heritage of the 1984 agreement, as amended, by competing with Wescal, by failing to pay on a timely basis commissions due Wescal, by failure to provide reports to Wescal, and by failing to process credit life insurance business produced by Wescal. The Complaint also alleged fraud, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, and conspiracy to interfere with contractual relations. Compensatory and punitive damages in unspecified amounts were sought in the Complaint as amended. Heritage denied the allegations of the amended Complaint. Trial before a jury commenced in July 1993 and the jury returned a verdict in favor of Wescal and against Heritage in the amount of $5,130,900 for breach of contract, $13,136,458 for intentional and negligent interference with prospective economic advantage and for $1,000,000 for punitive damages. Pre-judgment interest of approximately $2,400,000 was added to the verdict by the Court. Heritage filed motions for a new trial and for judgment notwithstanding the verdict but the motions were denied. The litigation was then settled and concluded by Heritage paying Wescal $6,500,000 in December 1993 and agreeing to pay an additional $3,450,000 to Wescal in December 1994. The settlement was made without any admission by Heritage of any liability on its part. For further information with respect to this litigation, see Note 5 of the Notes to Consolidated Financial Statements contained in Quaker State's 1993 Annual Report to Stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                       EXECUTIVE OFFICERS OF QUAKER STATE

     The executive officers of Quaker State are set forth below:

         NAME             AGE                                OFFICE
         ----             ---                                -----
Herbert M. Baum            57    Chairman of the Board and Chief Executive Officer of Quaker
                                 State
Conrad A. Conrad           48    President and Chief Operating Officer of Quaker State
Homer M. Ellenburg         51    Executive Vice President of Quaker State and President and
                                 Chief Operating Officer of the Motor Oil Division
Gerald W. Callahan         57    Vice President, General Counsel and Secretary of Quaker State
R. Scott Keefer            46    Vice President, Finance and Chief Financial Officer of Quaker
                                 State
David A. Hogue             38    Controller of Quaker State
W. Roger McCauley          43    Treasurer of Quaker State
John F. Noel               49    Vice President, Chief Purchasing Officer of Quaker State
Donald E. Smith, Jr.       55    Vice President, Human Resources of Quaker State
Mary Ransford White        52    Vice President, Environmental and Government Affairs of Quaker
                                 State
Charles F. Bechtel         49    Executive Vice President, Sales of the Motor Oil Division
Robert Cohen               57    Executive Vice President, Marketing of the Motor Oil Division
W. Scott Chickering        56    Vice President, Installed Motor Oil Business of the Motor Oil
                                 Division
Edward E. Fleischer        63    Vice President, Refining and Manufacturing of the Motor Oil
                                 Division
William C. LaFave          53    Vice President, Western Region Sales of the Motor Oil Division
William E. Marshall        52    Vice President, Northern Region Sales of the Motor Oil Division
Joseph J. McArdle          49    Vice President, Packaged Motor Oil Marketing of the Motor Oil
                                 Division
Robert M. McConnell        40    Vice President, Southern Region Sales of the Motor Oil Division
Kevin J. Murphy            44    Vice President, National Accounts and New Business Development
                                 of the Motor Oil Division

     Mr. Baum has been Chairman of the Board and Chief Executive Officer and a Director of Quaker State since June 1993. He was Executive Vice President of Campbell Soup Company from November 1989 to June 1993, President, Campbell North and South America, Campbell Soup Company's largest operating division, from January 1992 to June 1993 and Senior Vice President of Campbell Soup Company from prior to 1989 to November 1989. The Motor Oil Division reports directly to Mr. Baum.

     Mr. Conrad has been President and Chief Operating Officer of Quaker State since February 1990. He has been a Director of Quaker State since January 1988. He was Vice President, Finance and Chief Financial Officer of Quaker State from prior to 1989 to February 1990. The Natural Gas Exploration and Production Division, the fast lube operations, the insurance operations and Truck-Lite report directly to Mr. Conrad.

     Mr. Ellenburg has been Executive Vice President of Quaker State since August 1993. He was Vice President of Quaker State from prior to 1989 to August 1993 and has also been the President and Chief Operating Officer of the Motor Oil Division since February 1990. He has been a Director of Quaker State since December 1990. The Motor Oil Division is responsible for the manufacture of Quaker State's lubricants and fuels, the purchase and gathering of crude oil and all marketing, sales, distribution and research and development activities relating to Quaker State's lubricants, fuels and automotive consumer products.

     Mr. Callahan has been Vice President, General Counsel and Secretary of Quaker State since June 1993; he was Vice President, Counsel and Corporate Secretary of Quaker State from prior to 1989 to June 1993.

     Mr. Keefer has been Vice President, Finance and Chief Financial Officer of Quaker State since February 1990; he was also Treasurer of Quaker State from prior to 1989 through May 1992.

     Mr. Hogue has been Controller of Quaker State since May 1992. He was Corporate Accounting Manager of Quaker State from April 1991 to May 1992 and Manager of Reporting Accounting of Quaker State from prior to 1989 to April 1991.

     Mr. McCauley has been Treasurer of Quaker State since May 1992. He was Assistant Treasurer of Quaker State from January 1989 to May 1992.

     Mr. Noel has been Vice President, Chief Purchasing Officer of Quaker State since January 1994. He was Marketing Director, Specialty Products of the Motor Oil Division from September 1990 to January 1994 and General Manager, Blending and Packaging of Quaker State from prior to 1989 to September 1990.

     Mr. Smith has been Vice President, Human Resources of Quaker State since December 1993. He was Director, Human Resources of Quaker State from prior to 1989 to December 1993.

     Mrs. White has been Vice President, Environmental and Government Affairs of Quaker State since August 1993. She was Corporate Environmental Director of Quaker State from January 1991 to August 1993, Manager of Environmental Affairs of Quaker State from January 1990 to January 1991 and Manager of Administration Operations for the Natural Gas Exploration and Production Division from prior to 1989 to January 1990.

     Mr. Bechtel has been Executive Vice President, Sales of the Motor Oil Division since November 1993. He was President of Bechtel and Associates, a sales consulting firm, from October 1992 to November 1993 and Executive Vice President, Sales of 21st Century Foods, Inc. from September 1992 to November 1993. Before that, he was Executive Vice President and Chief Operating Officer of Old Fashioned Kitchens, Inc. from August 1991 to September 1992, Executive Vice President, Sales and Marketing of Slim-Fast Foods, Inc. and President of the Powdered Drink Division of Slim-Fast Foods, Inc. from August 1989 to August 1991 and Vice President, New Business Development of Campbell Soup Company from prior to 1989 to August 1989.

     Mr. Cohen has been Executive Vice President, Marketing of the Motor Oil Division since September 1993. He was President of Marketcom, Inc. and Senior Managing Partner of Vendmark Ltd., an affiliate of Marketcom, Inc., from prior to 1989 to September 1993.

     Mr. Chickering has been Vice President, Installed Motor Oil Business of the Motor Oil Division since January 1994. He was Vice President, Marketing Services of the Motor Oil Division from August 1993 to January 1994, Vice President, Marketing of the Motor Oil Division from May 1990 to August 1993, Vice President, Southern Region of the Motor Oil Division from June 1989 to May 1990 and Sales Manager, Southwest Region of the Motor Oil Division from prior to 1989 to June 1989.

     Mr. Fleischer has been Vice President, Refining and Manufacturing of the Motor Oil Division since August 1993. He was Plant Manager of the Congo refinery from August 1989 to August 1993 and Plant Manager of Quaker State's former Farmers Valley refinery from prior to 1989 to August 1989.

     Mr. LaFave has been Vice President, Western Region Sales of the Motor Oil Division since January 1994. He was Manager, National Account Sales Coordination of the Motor Oil Division from prior to 1989 to January 1994.

     Mr. Marshall has been Vice President, Northern Region Sales of the Motor Oil Division since December 1993. He was Executive Vice President, Sales of the Motor Oil Division from January 1993 to

December 1993, Vice President, Northern Region of the Motor Oil Division from June 1989 to January 1993 and Vice President, Sales of Quaker State from prior to 1989 to June 1989.

     Mr. McArdle has been Vice President, Packaged Motor Oil Marketing of the Motor Oil Division since January 1994. He was Director of Retail Sales Development of the Motor Oil Division from September 1993 to January 1994, Vice President, Advertising and Marketing of Pennzoil Products Company from November 1990 to September 1993 and Director of Marketing of Castrol, Inc. from prior to 1989 to November 1990.

     Mr. McConnell has been Vice President, Southern Region Sales of the Motor Oil Division since October 1990. He was Charlotte, North Carolina Regional Manager of Hunter Engineering Company, a manufacturer of wheel service equipment, from prior to 1989 to October 1990.

     Mr. Murphy has been Vice President, National Accounts and New Business Development of the Motor Oil Division since January 1994. He was Assistant to the Executive Vice President, Sales of the Motor Oil Division from December 1993 to January 1994, owner of Marken, Inc., an operator of a retail grocery store, from June 1989 to October 1993 and Director of Sales Planning of Campbell Soup Company from prior to 1989 to June 1989.

     There is no family relationship between any executive officer of Quaker State and any Director or other executive officer of Quaker State.

     The executive officers of Quaker State and of the Motor Oil Division are elected annually by the Board of Directors immediately after each Annual Meeting of Stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Quaker State Capital Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the trading symbol KSF. The information required by this Item 5 insofar as market prices of Quaker State Capital Stock are concerned appears under the caption "Quaker State (KSF) Market Prices by Quarter" on page 36 of Quaker State's 1993 Annual Report to Stockholders, insofar as dividends declared on the Quaker State Capital Stock are concerned appears in Note 13 of the Notes to Consolidated Financial Statements contained in Quaker State's 1993 Annual Report to Stockholders and insofar as the number of holders of record of the Quaker State Capital Stock is concerned appears under the caption "Five-Year Summary of Net Income and Comparative Statistical Data" on page 21 of Quaker State's 1993 Annual Report to Stockholders. All such information is incorporated in this annual report by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this Item 6 appears under the caption "Five-Year Summary of Net Income and Comparative Statistical Data" on page 21 of Quaker State's 1993 Annual Report to Stockholders and is incorporated in this annual report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Discussion and Analysis of Results of Operations and Financial Condition required by this Item 7 appears on pages 17 through 19 of Quaker State's 1993 Annual Report to Stockholders and is incorporated in this annual report by reference.

ITEM 8. FINANCIAL STATEMENTS.

     The following financial statements and related report on the consolidated financial statements of Quaker State and its subsidiaries for the years ended December 31, 1993, 1992 and 1991 required by this Item 8 appear on the pages indicated in Quaker State's 1993 Annual Report to Stockholders and are incorporated in this annual report by reference:

                                                                             PAGE(S) IN 1993
                                                                              ANNUAL REPORT
               FINANCIAL STATEMENTS AND RELATED REPORT                       TO STOCKHOLDERS
               ---------------------------------------                       ---------------
Report of Independent Certified Public Accountants, dated January 25,
  1994................................................................              36
Consolidated Statement of Operations for the years ended December 31,
  1993, 1992 and 1991.................................................              22
Consolidated Statement of Cash Flows for the years ended December 31,
  1993, 1992 and 1991.................................................              23
Consolidated Balance Sheet as of December 31, 1993 and 1992...........              24
Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 1993, 1992 and 1991....................................              25
Notes to Consolidated Financial Statements............................            26-35
Financial Results by Quarter..........................................              35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no such events and therefore this Item is not applicable.

                                    PART III

ITEMS 10 THROUGH 13.

     In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth in this annual report (except for the information concerning "Executive Officers of Quaker State" which appears at the end of Part I of this annual report) because prior to April 30, 1994 Quaker State will file with the Commission a definitive Proxy Statement which involves the election of Directors at its Annual Meeting of Stockholders to be held on May 12, 1994, which Proxy Statement will contain such information. Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statement by paragraphs (i),
(k) and (l) of Item 402 of Regulation S-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS:

        The consolidated financial statements of Quaker State and its subsidiaries, together with the report of Coopers & Lybrand, dated January 25, 1994, appearing on pages 22 through 35 and on page 36, respectively, of Quaker State's 1993 Annual Report to Stockholders are incorporated in this annual report by reference (see Item 8 above).

(a)(2) FINANCIAL STATEMENT SCHEDULES:

        The financial statement schedules and related report listed below are filed as part of this annual report:

                                                                              PAGE(S) IN THIS
             FINANCIAL STATEMENT SCHEDULES AND RELATED REPORT                  ANNUAL REPORT
             ------------------------------------------------                ----------------
Report of Independent Certified Public Accountants, dated January 25,
  1994.....................................................................         S-1
GENERAL:
- - ---------------------------------------------------------------------------
Schedule II--Amounts Receivable from Related Parties and Underwriters,
  Promoters and Employees Other than Related Parties for the years ended
  December 31, 1993, 1992 and 1991.........................................         S-2
Schedule V--Property, Plant and Equipment for the years ended December 31,
  1993, 1992 and 1991......................................................         S-3
Schedule VI--Accumulated Depreciation, Depletion and Amortization of
  Property, Plant and Equipment for the years ended December 31, 1993, 1992
  and 1991.................................................................         S-4
Schedule VIII--Valuation and Qualifying Accounts for the years ended
  December 31, 1993, 1992 and 1991.........................................         S-5
Schedule X--Supplementary Income Statement Information for the years ended
  December 31, 1993, 1992 and 1991.........................................         S-5
INSURANCE SCHEDULES:
- - ---------------------------------------------------------------------------
Schedule I--Summary of Insurance Investments--Other Than Investments in
  Related Parties as of December 31, 1993..................................         S-6
Schedule V--Supplementary Insurance Information for the years ended
  December 31, 1993, 1992 and 1991.........................................         S-7
Schedule VI--Reinsurance for the years ended December 31, 1993, 1992 and
  1991.....................................................................         S-8

     All other financial statement schedules are omitted either because they are not applicable or are not material, or the information required therein is contained in the consolidated financial statements or notes thereto set forth in Quaker State's 1993 Annual Report to Stockholders.

(a)(3) EXHIBITS:

     The exhibits listed below are filed as a part of this annual report:

  EXHIBIT
   NO.                                          DOCUMENT
  ------                                        --------
  3(i)     Composite Certificate of Incorporation, filed as Exhibit 3(a) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.
  3(ii)    Bylaws, as amended June 8, 1993, filed herewith.
  4(a)     Credit Agreement, dated as of March 31, 1992, by and among Quaker State, certain
           Banks and Pittsburgh National Bank, as Agent for the Banks (the "Credit
           Agreement"), filed as Exhibit 19 to Form 10-Q for the fiscal quarter ended March
           31, 1992 and incorporated herein by reference.
  4(b)     Amendment No. 1 to Credit Agreement, dated as of September 30, 1992, filed as
           Exhibit 4(b) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.
  4(c)     Amendment No. 2 to Credit Agreement, dated as of August 16, 1993, filed herewith.
  4(d)     Composite Note Agreement, dated as of September 1, 1992, between Quaker State and certain insurance companies, with respect to $50,000,000 8.73% Senior Notes Due
           September 30, 2002 (the "Note Agreement"), filed as Exhibit 4 to Form 10-Q for the fiscal quarter ended September 30, 1992 and incorporated herein by reference.
  4(e)     First Amendment to Note Agreements, dated as of December 31, 1992, filed as
           Exhibit 4(d) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.
  10(a)    1976 Stock Option Plan, as amended through April 30, 1987, filed as Exhibit 10(a)
           to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.*
  10(b)    1986 Stock Option Plan, as amended through April 30, 1987, filed as Exhibit 10(b)
           to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.*
  10(c)    Resolution, adopted on February 27, 1992 by the Board of Directors of Quaker
           State, amending Section 5(D) of the 1986 Stock Option Plan, filed as Exhibit 10(c)
           to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*
  10(d)    Forms of Split Dollar Life Insurance Agreement and related Collateral Assignment
           Agreement, filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December
           31, 1987 and incorporated herein by reference.*
  10(e)    Incentive Performance Plan, as amended on June 30, 1988, filed as Exhibit 10(e) to
           Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.*
  10(f)    Management Incentive Plan, filed as Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.*
  10(g)    Long-Term Incentive Plan, filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.*
  10(h)    Quaker State Corporation Amended and Restated Severance Plan, effective September
           30, 1988, filed as Exhibit 28.1 to Form 8-K filed on October 17, 1988 and incorporated herein by reference.*
  10(i)    Articles X and XI of the Quaker State Corporation Salaried Pension Plan, as
           Amended and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries, filed as Exhibit 28(b) to Form 10-K for the fiscal year ended
           December 31, 1991 and incorporated herein by reference.*
  10(j)    Articles X and XI of the Quaker State Corporation Hourly Pension Plan, as Amended
           and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries, filed as Exhibit 28(e) to Form 10-K for the fiscal year ended
           December 31, 1991 and incorporated herein by reference.*
  10(k)    Quaker State Corporation Supplemental Excess Retirement Plan, filed as Exhibit
           10(k) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.*

  EXHIBIT
   NO.                                          DOCUMENT
  ------                                        --------
  10(l)    Employment Agreement, dated as of June 8, 1993, between Quaker State Corporation and Herbert M. Baum, filed as Exhibit 10 to Form 10-Q for the fiscal quarter ended
           June 30, 1993 and incorporated herein by reference.*
  10(m)    Form of Indemnification and Insurance Agreement entered into between Quaker State and each of its directors, filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.
  10(n)    Form of letter agreement entered into between Quaker State and each of its directors regarding the retirement benefits provided by Quaker State to its non-employee directors, filed herewith.
  10(o)    Outside Directors' Group Life Plan, filed as Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.
  11       Statement re Computation of Per Share Earnings, filed herewith.
  13       Those portions of the 1993 Annual Report to Stockholders which are expressly incorporated in this annual report by reference, filed herewith.
  22       List of subsidiaries of Quaker State Corporation, filed herewith.
  24       Consent of Coopers & Lybrand, filed herewith.
  25       Powers of Attorney, filed herewith.

- - ---------

     * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

     Quaker State agrees to furnish to the Commission upon request copies of all instruments not listed above which define the rights of holders of long-term debt of Quaker State and its subsidiaries.

     Copies of the above exhibits are available at a cost of $.20 per page to any stockholder upon written request to the Secretary, Quaker State Corporation, 255 Elm Street, Oil City, Pennsylvania 16301.

(B) REPORTS ON FORM 8-K:

     No events which resulted in the filing of a current report on Form 8-K occurred during the fourth quarter of 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quaker State has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                QUAKER STATE CORPORATION

                                                            /S/ HERBERT M. BAUM
                                                By ___________________________________
                                                          Herbert M. Baum, Chairman
                                                           of the Board and Chief
                                                              Executive Officer

Date: March 23, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Quaker State in the capacities indicated on March 23, 1994.

             /S/ HERBERT M. BAUM                             /S/ R. SCOTT KEEFER
       -------------------------------               ----------------------------------
               Herbert M. Baum                                 R. Scott Keefer
         (Chairman of the Board and                     (Principal Financial Officer)
          Chief Executive Officer)

            /S/ CONRAD A. CONRAD                             /S/ DAVID A. HOGUE
       -------------------------------               ----------------------------------
              Conrad A. Conrad                                 David A. Hogue
                 (Director)                            (Principal Accounting Officer)

           /S/ HOMER M. ELLENBURG
       -------------------------------
             Homer M. Ellenburg
                 (Director)

Leonard M. Carroll,
Laurel Cutler,
C. Fred Fetterolf,
Thomas A. Gardner,
H. Bryce Jordan,
W. Craig McClelland,
Delbert J. McQuaide and
Raymond A. Ross, Jr.

    /S/ GERALD W. CALLAHAN
By __________________________
   Gerald W. Callahan,
   Attorney-In-Fact

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Stockholders
Quaker State Corporation:

     Our report on the consolidated financial statements of Quaker State Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 36 of the 1993 Annual Report to Stockholders of Quaker State Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 19 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND
Pittsburgh, Pennsylvania
January 25, 1994

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

    SCHEDULE II. AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (THOUSANDS OF DOLLARS)

                                                                                        COLUMN E
                                         COLUMN B                                -----------------------
                                        ----------                  COLUMN D
               COLUMN A                 BALANCE AT     COLUMN C     --------        BALANCE AT END OF
- - --------------------------------------  BEGINNING      --------     AMOUNTS              PERIOD
            NAME OF DEBTOR              OF PERIOD      ADDITIONS    COLLECTED    CURRENT     NOT CURRENT
- - --------------------------------------  ----------     --------     --------     -------     -----------
Year ended December 31, 1993
H. M. Baum............................      --         $ 400(A)       $400         --            --
                                           ====        ========     ========      ====          ====


- - ---------

(A) One year promissory note with interest rate of 3.59%. Note repaid within 60 days of issuance.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

                   SCHEDULE V.  PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (THOUSANDS OF DOLLARS)

                                    COLUMN B                                      COLUMN E         COLUMN F
                                  ------------     COLUMN C                     ------------       ---------
            COLUMN A               BALANCE AT     -----------     COLUMN D         OTHER            BALANCE
- - --------------------------------  BEGINNING OF     ADDITIONS     -----------      CHANGES          AT END OF
         CLASSIFICATION              PERIOD         AT COST      RETIREMENTS    ADD (DEDUCT)        PERIOD
- - --------------------------------  ------------    -----------    -----------    ------------       ---------
December 31, 1993:
Motor Oil
     Refining...................    $ 95,998        $ 1,549        $     94       $     --          $ 97,453
     Marketing..................      97,556          9,910           9,041             --            98,425
Fast Lube.......................     115,188          5,522           2,394             --           118,316
Natural gas E & P...............     207,906         10,890           7,854             --           210,942
Truck-Lite......................      31,711          1,884              --             --            33,595
Docks...........................      12,943              5              --             --            12,948
                                    ---------      ---------       --------       ----------        --------
                                    $561,302        $29,760        $ 19,383       $                 $571,679
                                    ========        =======        ========       ==========        ========
December 31, 1992:
Motor Oil
     Refining...................    $ 96,359        $ 1,140        $  1,430       $    (71)(A)      $ 95,998
     Marketing..................     101,678          6,383          10,505             --            97,556
Fast Lube.......................     113,755          3,489           2,056             --           115,188
Natural gas E & P...............     203,602          9,773           5,540             71(A)        207,906
Truck-Lite......................      30,647          1,584             520             --            31,711
Docks...........................      17,794            134           4,985             --            12,943
Discontinued Coal Operations....     154,986          3,203         147,173(B)     (11,016)(B)            --
                                    --------        -------        --------       ---------         --------
                                    $718,821        $25,706        $172,209       $(11,016)         $561,302
                                   =========       ========       =========       =========         ========
December 31, 1991:
Motor Oil
     Refining...................    $ 93,702        $ 3,671        $    771       $   (243)(A)      $ 96,359
     Marketing..................     107,485          4,915          11,231            509(A)        101,678
Fast Lube.......................     117,729          3,488           2,562         (4,900)(A)(C)    113,755
Natural gas E & P...............     202,471         11,488          10,357             --           203,602
Truck-Lite......................      27,767          2,910              30             --            30,647
Docks...........................      17,818             58              35            (47)(A)        17,794
Discontinued Coal Operations....     154,042          5,507           4,723            160(A)        154,986
                                    --------       --------       ---------      ----------         --------
                                    $721,014        $32,037        $ 29,709       $ (4,521)         $718,821
                                    ========       ========        ========       =========         ========

- - ---------
(A) Interdivisional and/or intercompany transfers and adjustments.

(B) Includes the sale of certain coal assets of $33,178,000 at December 30, 1992. Assets of $113,995,000 were written off due to the classification of coal as discontinued operations. Coal property of $11,016,000 at December 31, 1992 was transferred to other current assets on the Consolidated Balance Sheet as assets held for sale. At December 31, 1993, $3,870,000 of coal property is included in other current assets on the Consolidated Balance Sheet as assets held for sale. See Note 3 of Notes to Consolidated Financial Statements.

(C) Includes a reclassification of approximately $4,100,000 to intangible assets.

     The following table summarizes the years over which assets (other than oil and gas producing properties and mineral lands) are generally depreciated:

    Land improvements.....................................................         20 years
    Buildings.............................................................   20 to 45 years
    Refinery, marketing and fast lube equipment...........................    3 to 16 years
    Dock properties.......................................................    5 to 20 years
    Autos and trucks......................................................    3 to  8 years
    Office furniture and equipment........................................         10 years
    Fast lube rental properties and improvements..........................    5 to 20 years

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

             SCHEDULE VI.  ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (THOUSANDS OF DOLLARS)

                                                  COLUMN C                    COLUMN E
                                     COLUMN B    ----------                   --------            COLUMN F
                                    ----------   ADDITIONS                     OTHER             ----------
             COLUMN A               BALANCE AT   CHARGED TO    COLUMN D       CHANGES            BALANCE AT
- - ----------------------------------  BEGINNING    COSTS AND    -----------       ADD                END OF
          CLASSIFICATION            OF PERIOD     EXPENSES    RETIREMENTS     (DEDUCT)             PERIOD
- - ----------------------------------  ----------   ----------   -----------     --------           ----------
DECEMBER 31, 1993:
Motor Oil
  Refining........................    $ 68,703     $ 2,935      $     88       $   --              $ 71,550
  Marketing.......................      51,768       7,955         8,438           --                51,285
Fast Lube.........................      25,304       4,913           973           --                29,244
Natural gas E & P.................     156,493       9,578         5,910           --               160,161
Truck-Lite........................      18,356       2,496            22           --                20,830
Docks.............................      12,743          38            --           --                12,781
                                      --------     -------      --------        -----              --------
                                      $333,367     $27,915      $ 15,431       $   --              $345,851
                                      ========     =======      ========        =====              ========
DECEMBER 31, 1992:
Motor Oil
  Refining........................    $ 67,006     $ 3,067      $  1,299       $  (71)(A)          $ 68,703
  Marketing.......................      53,080       7,599         8,911           --                51,768
Fast Lube.........................      18,043       4,632           571        3,200(B)             25,304
Natural gas E & P.................     151,287       9,210         4,075           71(A)            156,493
Truck-Lite........................      16,205       2,404           253           --                18,356
Docks.............................      16,831         879         4,967           --                12,743
Discontinued Coal Operations......      87,997       5,796        93,793(C)        --                    --
                                      --------     -------      --------       ------              --------
                                      $410,449     $33,587      $113,869       $3,200              $333,367
                                      ========     =======      ========       ======              ========
DECEMBER 31, 1991:
Motor Oil
  Refining........................    $ 64,844     $ 2,991      $    595       $ (234)(A)          $ 67,006
  Marketing.......................      53,762       8,419         9,191           90(A)             53,080
Fast Lube.........................      15,047       4,286           327         (963)(A)(D)         18,043
Natural gas E & P.................     151,659       8,699         9,188          117(A)            151,287
Truck-Lite........................      14,067       2,257            47          (72)(A)            16,205
Docks.............................      15,931         900            --           --                16,831
Discontinued Coal Operations......      85,061       6,390         3,614          160(A)             87,997
                                      --------     -------      --------        -----              --------
                                      $400,371     $33,942      $ 22,962       $ (902)             $410,449
                                      ========     =======      ========       ======              ========


- - ---------
(A) Interdivisional and/or intercompany transfers and adjustments.

(B) Charge to accelerate depreciation for replacement of certain assets. See
    Note 2 of Notes to Consolidated Financial Statements.

(C) Includes the sale of certain coal assets of $27,733,000 at December 30, 1992. Depreciation reserves of $66,060,000 were written off due to the classification of coal as discontinued operations. See Note 3 of Notes to Consolidated Financial Statements.

(D) Includes a reclassification of approximately $1,000,000 to intangible assets.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII.  VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (THOUSANDS OF DOLLARS)

                                                                  COLUMN C
                                                  COLUMN B      ------------                     COLUMN E
                                                 ----------      ADDITIONS                      ----------
                   COLUMN A                      BALANCE AT       CHARGED         COLUMN D      BALANCE AT
- - -----------------------------------------------  BEGINNING      TO COSTS AND     ----------       END OF
                  DESCRIPTION                    OF PERIOD        EXPENSES       DEDUCTIONS       PERIOD
- - -----------------------------------------------  ----------     ------------     ----------     ----------
Allowance for doubtful accounts and notes
  receivable:
  1993.........................................    $1,406          $  854          $  581(A)      $1,679
  1992.........................................     1,400           1,220           1,214(A)       1,406
  1991.........................................     1,600           1,024           1,224(A)       1,400
Amortization of intangible assets:
  1993.........................................    $9,082          $1,427          $  918         $9,591
  1992.........................................     8,043           1,911             872          9,082
  1991.........................................     5,385           1,692            (966)         8,043
Deferred tax asset valuation allowance:
  1993.........................................    $2,989              --          $1,888         $1,101
  1992.........................................        --           2,989              --          2,989

- - ---------
(A) Accounts and notes receivable written off during the year.

            SCHEDULE X.  SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (THOUSANDS OF DOLLARS)

                                                                           COLUMN B
                                                                -------------------------------
                           COLUMN A
- - --------------------------------------------------------------    CHARGED TO COSTS & EXPENSES
                             ITEM                                1993        1992        1991
- - --------------------------------------------------------------  -------     -------     -------
Maintenance and repairs.......................................  $14,324     $14,736     $12,746
Taxes, other than payroll and income taxes....................    7,683       7,775       7,712
Advertising costs.............................................   71,473      67,971      57,396

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

           SCHEDULE I.  SUMMARY OF INSURANCE INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                                                                                      COLUMN D
                                                                                   ---------------
                       COLUMN A                         COLUMN B     COLUMN C      AMOUNT AT WHICH
- - ------------------------------------------------------  --------     ---------      SHOWN IN THE
                  TYPE OF INVESTMENT                      COST         VALUE        BALANCE SHEET
- - ------------------------------------------------------  --------     ---------     ---------------
Fixed maturities:
  Bonds:
     United States government and government agencies
       and authorities................................  $ 51,832     $ 52,193          $ 51,832
     States, municipalities and political
       subdivisions...................................    59,986       65,023            59,986
     All other corporate bonds........................     8,118        8,095             8,118
                                                        --------     --------          --------
          Total fixed maturities......................  $119,936     $125,311          $119,936
                                                        --------     ========          --------
Equity securities:
  Common stocks:
     Public utilities.................................     3,249        4,025             4,025
     Banks, trust and insurance companies.............     1,064        1,109             1,109
     Industrial, miscellaneous and all other..........     4,927        5,133             5,133
  Nonredeemable preferred stocks......................    16,747       17,846            17,846
                                                        --------     --------          --------
          Total equity securities.....................  $ 25,987     $ 28,113          $ 28,113
                                                        --------     ========          --------
Real estate...........................................     3,668                          3,668
Short-term investments................................    33,729                         33,729
                                                        --------                       --------
          Total investments...........................  $183,320                       $185,446
                                                        ========                       ========

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

                SCHEDULE V.  SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (THOUSANDS OF DOLLARS)

                                          COLUMN C
                                        -------------                COLUMN E                                   COLUMN H
                          COLUMN B      FUTURE POLICY              ------------                             -----------------
                       ---------------    BENEFITS,     COLUMN D   OTHER POLICY  COLUMN F      COLUMN G     BENEFITS, CLAIMS,
       COLUMN A        DEFERRED POLICY     LOSSES,     ----------   CLAIMS AND   ---------  --------------     LOSSES AND
- - ----------------------   ACQUISITION     CLAIMS AND     UNEARNED     BENEFITS     PREMIUM   NET INVESTMENT     SETTLEMENT
       SEGMENT              COSTS       LOSS EXPENSES   PREMIUMS     PAYABLE      REVENUE     INCOME(1)         EXPENSES
- - ---------------------- ---------------  -------------  ----------  ------------  ---------  --------------  -----------------
YEAR ENDED DECEMBER 31, 1993:
Life insurance........     $28,724            --        $ 56,722      $ 3,655     $30,725       $ 3,311          $10,644
Accident and health
  insurance...........      27,661            --          53,046       18,453      30,460         3,033           14,933
Mechanical breakdown
  insurance...........       3,620            --          98,762        6,665      32,751         5,491           26,412
Other.................          --            --              --           --          --            49               --
                           -------         -----        --------     --------     -------      --------          -------
    Totals............     $60,005            --        $208,530      $28,773     $93,756       $11,884          $51,989
                           =======         =====        ========     ========     =======      ========          =======
YEAR ENDED DECEMBER 31, 1992:
Life insurance........     $28,691            --        $ 45,537      $ 1,954     $29,195       $ 3,771          $ 9,564
Accident and health
  insurance...........      27,699            --          47,380       13,045      30,340         3,088           16,386
Mechanical breakdown
  insurance...........       3,239            --          80,035        3,885      26,975         5,235           20,973
Other.................          --            --              --           --          --           119               --
                           -------         -----        --------     --------     -------      --------          -------
    Totals............     $59,629            --        $172,952      $18,884     $86,510       $12,213          $46,923
                           =======         =====        ========     ========     =======      ========          =======
YEAR ENDED DECEMBER 31, 1991:
Life insurance........     $28,331            --        $ 48,032      $ 2,350     $29,983       $ 3,688          $10,493
Accident and health
  insurance...........      29,966            --          50,466       13,057      26,573         3,839           16,390
Mechanical breakdown
  insurance...........       2,366            --          71,263        3,579      23,007         4,649           19,917
Other.................          --            --              --           --          --           179               --
                           -------         -----        --------     --------     -------      --------          -------
    Totals............     $60,663            --        $169,761      $18,986     $79,563       $12,355          $46,800
                           =======         =====        ========     ========     =======      ========          =======


                           COLUMN I
                        ---------------
                        AMORTIZATION OF     COLUMN J       COLUMN K
       COLUMN A         DEFERRED POLICY  ---------------  ----------
- - ----------------------    ACQUISITION    OTHER OPERATING   PREMIUMS
       SEGMENT               COSTS         EXPENSES(1)     WRITTEN
- - ----------------------  ---------------  ---------------  ----------
YEAR ENDED DECEMBER 31, 1993:
Life insurance........      $21,041          $ 8,950       $ 36,053
Accident and health
  insurance...........       17,253            8,318         32,680
Mechanical breakdown
  insurance...........        4,273            1,052         40,613
Other.................        9,137(2)         5,728             --
                            -------          -------       --------
    Totals............      $51,704          $24,048       $109,346
                            =======          =======       ========
YEAR ENDED DECEMBER 31, 1992:
Life insurance........      $18,975          $ 4,558       $ 29,618
Accident and health
  insurance...........       16,363            3,638         27,255
Mechanical breakdown
  insurance...........        4,355            1,237         34,137
Other.................        7,189(2)         5,795             --
                            -------          -------       --------
    Totals............      $46,882          $15,228       $ 91,010
                            =======          =======       ========

YEAR ENDED DECEMBER 31, 1991:
Life insurance........      $17,772          $ 4,335       $ 28,801
Accident and health
  insurance...........       14,738            4,512         18,618
Mechanical breakdown
  insurance...........        3,007              883         35,094
Other.................        7,555(2)         4,851             --
                            -------          -------       --------
    Totals............      $43,072          $14,581       $ 82,513
                            =======          =======       ========

- - ---------

(1) The allocation of net investment income and other operating expenses for life and accident and health insurance is based on their respective pro-rata percent of unearned premium reserves. Net investment income and other operating expenses for mechanical breakdown insurance and other are based on actual amounts. Net investment income excludes intercompany interest on loan to Quaker State.

(2) Represents policy acquisition costs expensed when incurred.

Note: Premiums written do not agree with premium revenue on the income statement due to income recognition policy. See Note 1 of Notes to Consolidated Financial Statements. Additionally, effective January 1, 1993, the company adopted Statement of Financial Accounting Standard No. 113, "Accounting for Reinsurance of Short-Duration and Long-Duration Contracts." See
      Note 5 of Notes to Consolidated Financial Statements.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES
                           SCHEDULE VI.  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (THOUSANDS OF DOLLARS)

                                                               COLUMN D                      COLUMN F
                                                 COLUMN C      ---------                    ----------
                                  COLUMN B      ----------      ASSUMED                     PERCENTAGE
                                 ----------      CEDED TO        FROM         COLUMN E      OF AMOUNT
                                   GROSS          OTHER          OTHER       ----------     ASSUMED TO
           COLUMN A                AMOUNT       COMPANIES      COMPANIES     NET AMOUNT        NET
- - -------------------------------  ----------     ----------     ---------     ----------     ----------
YEAR ENDED DECEMBER 31, 1993:
Life insurance in force........  $4,598,380     $1,679,437     $715,715      $3,634,658        19.7%
                                 ==========     ==========     =========     ==========
Life insurance premiums........  $   40,024     $    4,187     $    216      $   36,053         0.6%
Accident and health insurance
  premiums.....................      41,877         19,593       10,396          32,680        31.8%
Mechanical breakdown insurance
  premiums.....................      55,243         14,625           (5 )        40,613          --
                                 ----------     ----------     ---------     ----------
          Totals...............  $  137,144     $   38,405     $ 10,607      $  109,346(A)      9.7%
                                 ==========     ==========     =========     ==========
YEAR ENDED DECEMBER 31, 1992:
Life insurance in force........  $4,316,917     $1,722,747     $470,619      $3,064,789        15.4%
                                 ==========     ==========     =========     ==========
Life insurance premiums........  $   33,372     $   11,781     $  8,027      $   29,618        27.1%
Accident and health insurance
  premiums.....................      39,816         26,509       13,948          27,255        51.2%
Mechanical breakdown insurance
  premiums.....................      42,482          8,329          (16 )        34,137          --
                                 ----------     ----------     ---------     ----------
          Totals...............  $  115,670     $   46,619     $ 21,959      $   91,010(A)     24.1%
                                 ==========     ==========     =========     ==========
YEAR ENDED DECEMBER 31, 1991:
Life insurance in force........  $4,507,927     $1,956,430     $506,744      $3,058,241        16.6%
                                 ==========     ==========     =========     ==========
Life insurance premiums........  $   33,063     $   12,679     $  8,417      $   28,801        29.2%
Accident and health insurance
  premiums.....................      29,786         15,193        4,025          18,618        21.6%
Mechanical breakdown insurance
  premiums.....................      41,297          6,864          661          35,094         1.9%
                                 ----------     ----------     ---------     ----------
          Totals...............  $  104,146     $   34,736     $ 13,103      $   82,513(A)     15.9%
                                 ==========     ==========     =========     ==========

- - ---------
(A) Amount does not agree with income statement due to the income recognition policy. See Note 1 of Notes to Consolidated Financial Statements.

Note: Prior year ceded and assumed accident and health insurance premiums have been restated to eliminate the effect of reinsurance transactions with one reinsurer with no impact to earned premiums.

                                                                       FORM 10-K

                            Quaker State Corporation
                                 EXHIBIT INDEX

        The following exhibits are required to be filed with this annual report on Form 10-K. Exhibits are incorporated herein by reference to other documents pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, as indicated in the index. Exhibits not incorporated herein by reference follow this index.

Exhibit No.                                                         Document
  3(i)        Composite Certificate of Incorporation, filed as Exhibit 3(a) to Form 10-K for the fiscal year ended December 31,
              1987 and incorporated herein by reference.

  3(ii)       Bylaws, as amended June 8, 1993, filed herewith.

  4(a)        Credit Agreement, dated as of March 31, 1992, by and among Quaker State, certain Banks and Pittsburgh National Bank, as Agent for the Banks (the "Credit Agreement"), filed as Exhibit 19 to Form 10-Q for the fiscal quarter ended March
              31, 1992 and incorporated herein by reference.

  4(b)        Amendment No. 1 to Credit Agreement, dated as of September 30, 1992, filed as Exhibit 4(b) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

  4(c)        Amendment No. 2 to Credit Agreement, dated as of August 16, 1993, filed herewith.

  4(d)        Composite Note Agreement, dated as of September 1, 1992, between Quaker State and certain insurance companies, with respect to $50,000,000 8.73% Senior Notes Due September 30, 2002 (the "Note Agreement"), filed as Exhibit 4 to Form
              10-Q for the fiscal quarter ended September 30, 1992 and incorporated herein by reference.

  4(e)        First Amendment to Note Agreements, dated as of December 31, 1992, filed as Exhibit 4(d) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

 10(a)        1976 Stock Option Plan, as amended through April 30, 1987, filed as Exhibit 10(a) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.*

 10(b)        1986 Stock Option Plan, as amended through April 30, 1987, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.*

Exhibit No.                                                         Document
 10(c)        Resolution, adopted on February 27, 1992 by the Board of Directors of Quaker State, amending section 5(D) of the
              1986 Stock Option Plan, filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*

 10(d)        Forms of Split Dollar Life Insurance Agreement and related Collateral Assignment Agreement, filed as Exhibit 10(c)
              to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.*

 10(e)        Incentive Performance Plan, as amended on June 30, 1988, filed as Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.*

 10(f)        Management Incentive Plan, filed as Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.*

 10(g)        Long-Term Incentive Plan, filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.*

 10(h)        Quaker State Corporation Amended and Restated Severance Plan, effective September 30, 1988, filed as Exhibit 28.1 to
              Form 8-K filed on October 17, 1988 and incorporated herein by reference.*

 10(i)        Articles X and XI of the Quaker State Corporation Salaried Pension Plan, as Amended and Restated Effective July 1,
              1989, for Quaker State Corporation and certain of its subsidiaries, filed as Exhibit 28(b) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*

 10(j)        Articles X and XI of the Quaker State Corporation Hourly Pension Plan, as Amended and Restated Effective July 1,
              1989, for Quaker State Corporation and certain of its subsidiaries, filed as Exhibit 28(e) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*

 10(k)        Quaker State Supplemental Excess Retirement Plan, filed as Exhibit 10(k) to Form 10-K for the fiscal year ended
              December 31, 1992 and incorporated herein by reference.*

 10(1)        Employment Agreement, dated as of June 8, 1993, between Quaker State Corporation and Herbert M. Baum, filed as
              Exhibit 10 to Form 10-Q for the fiscal quarter ended June 30, 1993 and incorporated herein by reference.*

Exhibit No.                                                         Document
 10(m)        Form of Indemnification and Insurance Agreement entered into between Quaker State and each of its directors, filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

 10(n)        Form of letter agreement entered into between Quaker State and each of its directors regarding the retirement benefits provided by Quaker State to its non-employee directors, filed herewith.

 10(o)        Outside Directors' Group Life Plan, filed as Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

 11           Statement re Computation of Per Share Earnings, filed herewith.

 13           Those portions of the 1993 Annual Report to Stockholders which are expressly incorporated in this annual report by reference, filed herewith.

 22           List of subsidiaries of Quaker State Corporation, filed herewith.

 24           Consent of Coopers & Lybrand, filed herewith.

 25           Powers of Attorney, filed herewith.


- - ----------------
* Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.