Form 10-Q
period 1994-03-31
QUAKER STATE CORP
filed 1994-05-13
CIK 81381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One
   X                              QUARTERLY REPORT UNDER SECTION 13 or 15(d)
- - --------                         OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994.

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _____________________

Commission File Number 1-2677


                            QUAKER STATE CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                             25-0742820
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


                                 255 Elm Street
                          Oil City, Pennsylvania 16301
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (814) 676-7676
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes      X      No
                                     -------       -------
          As of May 1, 1994, 27,251,182 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.




                                                           Page 1 of  24  pages.
                                                                     ----
                      Exhibit Index appears on page  16 .
                                                    ----

                                    PART I.


                             FINANCIAL INFORMATION

  Consolidated Statement of Operations
  Quaker State Corporation and Subsidiaries

  For the quarter ended March 31                               1994           1993
  (in thousands except per share data, unaudited)
  Revenues
  Sales and operating revenues                             $175,546       $150,368
  Insurance revenues                                         31,053         29,434
                                                            206,599        179,802
  Other, net                                                  1,648          1,893
                                                            208,247        181,695
  Costs and expenses
  Cost of sales and operating costs                         112,014        103,462
  Insurance contract and benefit costs                       25,552         24,068
  Selling, general and administrative                        53,108         40,698
  Depreciation, depletion and amortization                    7,587          6,964
  Interest                                                    1,203          1,435
                                                            199,464        176,627
  Income  before income taxes                                 8,783          5,068

  Provision for (benefit from) income taxes
    Current                                                    4,125          2,600
    Deferred                                                    (925)          (935)
                                                               3,200          1,665
  Net income                                                $  5,583       $  3,403
  Net income per share                                          $.20          $ .13
  Weighted average shares outstanding                         27,323         27,169
  Cash dividends paid per share                                 $.10          $ .20

  The accompanying notes are an integral part of the financial statements.

  Consolidated Statement of Cash Flows
  Quaker State Corporation and Subsidiaries

  For the three months ended March 31                         1994           1993
  (in thousands, unaudited)
  Cash flows from operating activities
  Net income                                               $   5,583      $   3,403
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                 7,587          6,964
      Deferred income taxes and investment tax credit            958         (2,284)
      Increase (decrease) from changes in:
        Receivables                                          (22,945)        (2,481)
        Inventories                                              549         (1,554)
        Other current assets                                   2,021         (1,117)
        Accounts payable                                       6,077          1,306
        Accrued liabilities                                    6,604          1,241
        Other                                                 (2,204)        (5,409)
      Increase (decrease) from changes in insurance operations
        Realized investment (gains)/losses                        17           (667)
        Deferred policy acquisition costs                        575            373
        Unearned premiums                                      2,166           (507)
        Other                                                   (861)          (394)
          Net cash provided by (used in) operating activities  6,127         (1,126)
  Cash flows from investing activities
  Proceeds from disposal of property and equipment             1,128            962
  Capital expenditures                                        (4,003)        (3,632)
  Proceeds from sale of bonds and securities                  26,005          9,783
  Purchase of bonds and securities                           (34,626)       (12,844)
  Proceeds from sale of coal assets                            1,009             --
          Net cash used in investing activities              (10,487)        (5,731)
  Cash flows from financing activities
  Dividends paid                                              (2,725)        (5,430)
  Proceeds from notes payable                                    213            186
  Payments on long-term debt                                     (63)       (17,635)
          Net cash used in financing activities               (2,575)       (22,879)
  Net decrease in cash and cash equivalents                   (6,935)       (29,736)
  Cash and cash equivalents at beginning of year:
          Other than insurance                                 6,220         34,146
          Insurance                                            9,408          7,202
  Total cash and cash equivalents at beginning of year        15,628         41,348
  Cash and cash equivalents at end of period:
          Other than insurance                                 4,245          7,094
          Insurance                                            4,448          4,518
  Total cash and cash equivalents at end of period          $  8,693      $  11,612

  The accompanying notes are an integral part of the financial statements.

  Consolidated Balance Sheet
  Quaker State Corporation and Subsidiaries

                                                                              3/31/94        12/31/93*
  (in thousands except share data)                                          (unaudited)
  Assets
  Current assets:
  Cash and cash equivalents                                                  $  4,245      $   6,220
  Accounts and notes receivable, less allowance of
    $2,051 at 3/31/94 and $1,679 at 12/31/93.                                  79,763         56,818
  Inventories: (Note 2)
    Crude oil                                                                   2,575          2,591
    Finished and in-process petroleum products                                 22,366         23,225
    Other                                                                      14,613         14,287
     Total                                                                     39,554         40,103
  Deferred income taxes                                                        17,417         18,375
  Other current assets                                                         14,438         17,468
      Total current assets                                                    155,417        138,984
  Property, plant, and equipment, net of accumulated depreciation
    and depletion of $347,260 at 3/31/94 and $345,851 at 12/31/93.            222,312        225,828
  Other assets                                                                 78,842         82,903
      Total assets other than insurance                                       456,571        447,715
  Insurance assets
    Investments                                                               191,700        185,446
    Cash                                                                        4,448          9,408
    Premiums and other receivables                                             58,314         59,310
    Deferred insurance acquisition costs                                       59,430         60,005
    Other assets                                                               22,370         21,793
      Total insurance assets                                                  336,262        335,962
        Total assets                                                       $  792,833      $ 783,677
  Liabilities
  Current Liabilities:
  Accounts payable                                                         $   42,270      $  35,980
  Accrued liabilities                                                          73,943         67,339
  Debt payable within one year                                                    211            262
      Total current liabilities                                               116,424        103,581
  Long-term debt, less debt payable within one year                            51,176         51,188
  Other long-term liabilities                                                 174,830        179,054
      Total liabilities other than insurance                                  342,430        333,823
  Insurance liabilities
    Unearned premiums                                                         210,696        208,530
    Policy claims                                                              29,103         28,773
    Due to reinsurance companies                                                4,072          6,897
    Other liabilities                                                          17,033         16,904
      Total insurance liabilities                                             260,904        261,104
  Commitments and contingencies (Note 4)
  Stockholders' Equity
  Capital stock, $1.00 par value; authorized shares, 37,500,000;
    issued shares, 27,250,920 at 3/31/94 and 27,250,818 at 12/31/93.           27,251         27,251
  Treasury stock, 6,696 shares, at cost                                           (92)            --
  Additional capital                                                           63,046         63,044
  Retained earnings                                                           100,471         98,877
  Cumulative foreign currency translation adjustment                             (733)            75
  Unearned compensation (Note 8)                                                 (444)          (497)
      Total stockholders' equity                                              189,499        188,750
        Total liabilities and stockholders' equity                         $  792,833      $ 783,677

  The accompanying notes are an integral part of the financial statements. *-Amounts are from December 31, 1993 audited balance sheet and footnotes.

  Other Financial Information
  Quaker State Corporation and Subsidiaries

  The sales and operating revenues and contributions to income before income taxes, by industry segment, are as follows:

  For the quarter ended March 31                                                 1994           1993
  (in thousands, unaudited)
  Sales and Operating Revenue
  Motor oil                                                                 $ 122,749      $ 102,743
  Fast lube                                                                    26,159         25,202
  Natural gas E&P                                                               7,663          7,027
  Insurance                                                                    31,121         29,547
  Truck-Lite                                                                   24,660         20,926
  Docks                                                                           693            698
  Intersegment sales                                                           (6,446)        (6,341)
    Total sales and operating revenue                                       $ 206,599      $ 179,802

  Operating Profit
  Motor oil                                                                  $  5,204      $   3,884
  Fast lube                                                                     1,301            345
  Natural gas E&P                                                               1,836          1,824
  Insurance                                                                     2,157          1,899
  Truck-Lite                                                                    2,864          1,734
  Docks                                                                           219            284
  Intersegment elimination                                                        (68)          (113)
  Total operating profit                                                       13,513          9,857
  Corporate income                                                                521            118
  Interest expense                                                             (1,159)        (1,462)
  Corporate expenses                                                           (4,160)        (3,558)
  Intersegment eliminations                                                        68            113
  Income before income taxes                                                  $ 8,783      $   5,068

  The accompanying notes are an integral part of the financial statements.

  Notes To Consolidated Financial Statements
  Quaker State Corporation and Subsidiaries
                         (unaudited)

1.In the opinion of management of Quaker State Corporation (the company), the accompanying financial statements include all adjustments which are necessary to a fair statement of the results for such periods. All of these adjustments are of a normal recurring nature. These statements should be read in conjunction with the financial statements included as a part of the 1993 annual report on Form 10-K. In accordance with insurance industry practice, the assets and liabilities for the insurance operations have not been classified as current or noncurrent.

2.Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for all crude oil, the majority of company refined petroleum and vehicular lighting products; and on the first-in, first-out (FIFO) basis for other inventories, The reserve to reduce the carrying value of inventories from FIFO basis to LIFO basis amounted to $18,028,,000 at March 31, 1994, and $19,090,000 at December 31, 1993.

3.Heritage is an insurance holding company principally engaged, through its subsidiaries, in the business of credit life, accident and health, and special indemnity insurance closely associated with automobile sales.

         On May 12, 1994 the company and GE Capital Corporation signed a definitive agreement for the sale of Quaker State's wholly owned Heritage Insurance Group subsidiary to GE Capital for $85,000,000 in cash. Under the agreement, GE Capital will acquire 100 percent of the stock in Heritage. The transaction, subject to approval of Quaker State's board of directors and state and federal regulatory approval, is expected to close in the third quarter of this year. The company expects a gain from this transaction.

        Heritage's condensed income statements for the three months ended March 31, 1994 and 1993 are presented below:

  (in thousands)                                                                      1994           1993
  Premiums                                                                          $ 24,338      $ 23,247
  Net investment income*                                                               2,627         3,047
  Realized investment gains (losses)                                                     (17)          667
  Other, net                                                                           4,105         2,473
    Total revenue                                                                     31,053        29,434
  Policy and contract benefit expenses                                               (13,658)      (12,766)
  Amortization of deferred policy acquisition costs                                  (11,894)      (11,302)
  General and administrative costs                                                    (3,412)       (3,580)
  Income before income taxes                                                           2,089         1,786
  Provision for income taxes                                                            (393)         (327)
  Net income                                                                        $  1,696      $  1,459
  *Excludes intercompany interest of                                                $     68      $    113

        Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable values and for investments in debt securities. This Standard did not have a material impact on the company's financial position and results of operations.

  Notes To Consolidated Financial Statements
  Quaker State Corporation and Subsidiaries
                         (unaudited)

        The effect of reinsurance transactions on the Consolidated Statement of Operations for premiums written and earned for the the quarter ended March 31, 1994 and 1993, are as follows (in thousands):

                                                               1994                  1993
                                                        Written     Earned     Written     Earned
  Direct Premiums                                     $31,873   $30,606     $ 28,710    $ 28,028
  Assumed Premiums                                      1,871     1,080       15,339      17,258
  Ceded Premiums                                       (7,974)   (7,348)     (21,149)    (22,039)
  Net Premiums                                        $25,770   $24,338     $ 22,900    $ 23,247

        Recoveries of policy and contract benefit expense recognized under reinsurance contracts for the three months ended March 31, 1994 and 1993, was $4,726,000 and $9,117,000. For information regarding the nature and purpose of reinsurance transactions, reference should be made to the 1993 Annual Report.

4.In December 1993, the United States of America commenced a lawsuit against the company in the U.S. District Court for Northern West Virginia. The complaint alleges the company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at the Congo refinery on various dates starting in 1980 and seeks civil penalties as allowable under federal law not to exceed $25,000 per day for each violation. The company intends to vigorously defend itself in this lawsuit. However, the ultimate outcome of this litigation cannot presently be determined. A provision of $1,000,000 was established in the first quarter for costs associated with the pending litigation.
       In addition, the company has received noticies from the EPA and others that it is a "potentially respon party" relative to certain waste disposal sites identified by the EPA and may be required to share in the cost of cleanup. The company has accrued for all matters which are probable and can be reasonably estimated.
       Contingent liabilities of an indeterminate amount exist in connection with suits and claims arising in the ordinary course of business.
       In April 1994, two purported class actions were commenced in the Federal District Court for the Western District of Pennsylvania against Witco Corporation, Quaker State Corporation and Pennzoil Company. The complaints allege violations of Section 1 of the Sherman Act. The company believes there is no basis for the allegations in the complaints and intends to defend these matters vigorously.
       In the opinion of management, all matters discussed above are adequately accrued for or covered by insurance or, if not so provided for, are without merit or the disposition is not anticipated to have a material effect on the company's financial position; however, one or more of these matters could have a material effect on future quarterly or annual results of operations when resolved.

5.The effective income tax rate of approximately 36% for the three months ended March 31,1994 is higher than the 35% federal rate due to increased income and the added impact of state and foreign taxes. The first quarter effective income tax rate of 36% is higher than the 1993 effective rate of 15% due to higher income, enacted federal rate change in 1993 that increased the value of deferred tax assets in 1993, 1993 net adjustment to valuation allowance and other 1993 credits.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES
    Discussion and Analysis of Results of Operations and Financial Condition

                               ---------------

             The consolidated financial statements and related notes including information about Quaker State Corporation's (the Company) operations in different segments included in this Form 10-Q should be read as an integral part of this review.

                               ---------------

     Quaker State Corporation reported net income of $5,583,000, or $.20 per share, in the first quarter ended March 31, 1994, compared to $3,403,000, or $.13 per share, in the same quarter last year. Sales and operating revenues in 1994 of $206,599,000 increased 15% over last year's total of $179,802,000. The improvement in net income resulted from higher revenues and operating profits, based primarily on increased volumes, were recorded in all business segments except docks.

     In the first quarter of 1994, the motor oil division operating profits increased 34% to $5,204,000 from $3,884,000 last year while sales and operating revenues increased 19% to $122,749,000 from $102,743,000 in 1993. Branded motor oil volume increased 26% over 1993 to primarily account for the increase in revenues and operating profits. First quarter advertising, marketing, selling and freight expenses increased almost $10,000,000 over last year to partially offset the positive impact of the increased branded motor oil volume. In addition a $1,000,000 charge was recorded to reserve for probable expenses associated with the December 1993, lawsuit filed against the company for alleged violations at the Congo refinery (Refer to Note 4.). Automotive consumer product sales increased 32% while refinery base stock and fuels sales volume increased 15% and 5% over the first quarter of last year. The average sales price of refinery base stocks and fuels declined 5% and 9%.

     The fast lube segment reported operating profits of $1,301,000 on sales and operating revenues of $26,159,000 in the first quarter of 1994 compared to profits of $345,000 on revenues of $25,202,000 last year. Car counts increased 5% while operating and administrative expenses decreased 2% and 8% to contribute to the improved results.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES
    Discussion and Analysis of Results of Operations and Financial Condition

                               ---------------

     The oil and gas production segment reported first quarter operating profits of $1,836,000 in 1994 versus $1,824,000 in 1993. Sales and operating revenues amounted to $7,663,000 compared to $7,027,000 last year. Natural gas sales volume and average sales price increased 14% and 4% over the first quarter of 1993 while crude oil sales volume and average sales price was down 11% and 26%. Depreciation and depletion expenses were up $336,000 over last year due to the lower crude oil prices.

     Heritage Insurance Group reported a 14% first quarter increase in operating profits to $2,157,000 from $1,899,000 last year. Revenues were $31,121,000 compared to $29,547,000 last year, or a 5% increase. Earned premiums increased 5% to $24,338,000 while investment income dropped 14% to $2,627,000. A realized investment loss of $17,000 was recorded in the first quarter and compared to a gain of $667,000 last year. The reduction in investment income and realized investment gains resulted from fourth quarter 1993 restructuring of the Life Company's investment portfolio and resulting realization of gains at that time.

     Effective January 1, 1994 the company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable values and for investments in debt securities. This Standard did not have a material impact on the company's financial position and results of operations.

     First quarter operating profits at Truck-Lite were $2,864,000 on sales of $24,660,000 compared to profits of $1,734,000 on sales of $20,926,000 last year. The strong demand for new truck and trailer vehicles along with high levels of new car sales, particularly sport utility vehicles, continues to increase sales volumes and improve operating results at Truck-Lite.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES
    Discussion and Analysis of Results of Operations and Financial Condition

                               ---------------

       Corporate income of $521,000 in the first quarter of 1994 includes interest related to semi-annual supplemental payments to be received from 1994 to 2013 from the December 30, 1992 sale of certain coal assets to Arch Mineral Corporation. Corporate interest expense of $1,159,000 is down 21% from last year due to lower average debt in 1994. First quarter corporate expenses of $4,160,000 are up 17% primarily due to higher postretirement and other employee benefit expenses.

     Cash provided by operations for the first three months of 1994 was $6,127,000 compared to cash used by operations of $1,126,000 in 1993. This increase resulted from higher net income and reduced working capital requirements. Net cash used by coal activities was $4,432,000 in the first quarter. Investing activities included proceeds from the sale of property and equipment of $2,137,000 of which $1,009,000 related to the discontinued coal operations. Investing activities also included capital expenditures of $4,003,000, proceeds from the sale of insurance company bonds and securities of $26,005,000 and disbursements to purchase insurance company bonds and securities of $34,626,000. Cash used in financing activities was $2,525,000 and included payments of $2,725,000 for dividends.

     In April 1994, two purported class actions were commenced in the Federal District Court for the Western District of Pennsylvania against Witco Corporation, Quaker State Corporation and Pennzoil Company. The complaints allege violations of Section 1 of the Sherman Act. The company believes there is no basis for the allegations in the complaints and intends to defend these matters vigorously.

     On April 28, 1994 the Board of Directors of the company authorized a quarterly dividend of 10 cents per share payable to shareholders of record as of May 16, 1994.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES
    Discussion and Analysis of Results of Operations and Financial Condition

                               ---------------

        On May 12, 1994 the company and GE Capital Corporation signed a definitive agreement for the sale of Quaker State's wholly owned Heritage Insurance Group subsidiary to GE Capital for $85,000,000 in cash. Under the agreement, GE Capital will acquire 100 percent of the stock in Heritage. The transaction, subject to state and federal regulatory approval, is expected to close in the third quarter of this year. The company expects a gain from this transaction.

                                    PART II.


                               OTHER INFORMATION

                                    PART II
                               OTHER INFORMATION
                   QUAKER STATE CORPORATION AND SUBSIDIARIES


Item 1.  Legal Proceedings.

     In its annual report on Form 10-K for the year ended December 31, 1993, Quaker State reported that in October 1993, Larry Tucker and 13 other former salaried supervisory employees of Donaldson Mine Company, a subsidiary of Quaker State's subsidiary The Valley Camp Coal Company, instituted an action in the Circuit Court of Kanawha County, West Virginia against Quaker State, The Valley Camp Coal Company and Donaldson Mine Company. The suit alleges various causes of action related to the termination of the plaintiffs' employment with Donaldson Mine Company. In April 1994, the defendants removed this action to the Federal District Court for the Southern District of West Virginia.


Item 5.  Other Information.

        On May 12, 1994 Quaker State and General Electric Capital Corporation entered into a Stock Purchase Agreement under which General Electric Capital Corporation agreed to purchase all of the outstanding capital stock of Heritage Insurance Group, Inc., a subsidiary of Quaker State, subject to state and federal regulatory approval. Quaker State reported certain information related to this matter under Item 5 on a current report on Form 8-K filed May 12, 1994.


Item 6.  Exhibits and Reports on Form 8-K.

a) 10. Quaker State Corporation Annual Incentive Bonus Plan, filed herewith.

     11. Computation of Net Income Per Share, filed herewith.

b) No reports on Form 8-K were filed by Quaker State during the quarter ending March 31, 1994.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES




                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            QUAKER STATE CORPORATION
                                  (Registrant)


Date 5/13/94               By /s/ Herbert M. Baum
                             -----------------------
                                Herbert M. Baum
                           Chairman of the Board and
                            Chief Executive Officer



Date 5/13/94              By /s/ R. Scott Keefer
                            -------------------------
                                R. Scott Keefer
                          Vice President, Finance and
                            Chief Financial Officer

                            QUAKER STATE CORPORATION
                                  EXHIBIT LIST


     The following Exhibits are required to be filed with this quarterly report on Form 10-Q. The page number where such Exhibit may be found under the Commission's sequential numbering system is also indicated.


EXHIBIT NO. AND DOCUMENT                                   PAGE
- - ------------------------                                   ----

10.  Quaker State Corporation Annual Incentive           17-23
     Bonus Plan, filed herewith.

11.  Computation of Net Income Per Share for the            11
     quarters ended March 31, 1994 and 1993, filed herewith.