Form 10-Q
period 1994-06-30
QUAKER STATE CORP
filed 1994-08-12
CIK 81381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One
   X      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
 -----    OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR
 -----    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes  X      No
                                ---        ---

     As of August 1, 1994, 27,339,077 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

                                   PART I.

                            FINANCIAL INFORMATION

Consolidated Statement of Operations
Quaker State Corporation and Subsidiaries
                                                            Quarter Ended        Six Months Ended
                                                          6/30/94    6/30/93    6/30/94    6/30/93
(in thousands except per share data, unaudited)
Revenues
Sales and operating revenues                             $168,192   $163,722   $343,670   $314,090
Other, net                                                  1,445      2,136      3,093      4,029
                                                          169,637    165,858    346,763    318,119
Costs and expenses
Cost of sales and operating costs                         111,661    111,936    223,675    215,398
Selling, general and administrative                        43,031     42,438     92,727     79,556
Depreciation, depletion and amortization                    7,878      6,874     15,465     13,838
Interest                                                    1,200      1,508      2,403      3,056
                                                          163,770    162,756    334,270    311,848
Income from continuing operations before income taxes       5,867      3,102     12,493      6,271
Provision for (benefit from) income taxes
  Current                                                   4,455      2,010      8,075      4,130
  Deferred                                                 (2,136)    (1,202)    (2,949)    (1,984)
                                                            2,319        808      5,126      2,146
Income from continuing operations                           3,548      2,294      7,367      4,125
Income from discontinued insurance
  operations, net of taxes (Note 3)                         1,521      2,087      3,285      3,659
Net income (loss)                                        $  5,069   $  4,381   $ 10,652   $  7,784
Per Share:
Income from continuing operations                            $.13       $.08       $.27       $.15
Discontinued insurance operations                             .06        .08        .12        .14
Net income (loss) per share                                  $.19       $.16       $.39       $.29
Weighted average shares outstanding                        27,360     27,204     27,358     27,187
Cash dividends paid per share                                $.10      $ .20       $.20       $.40

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Cash Flows
Quaker State Corporation and Subsidiaries

For the six months ended June 30                                 1994      1993
(in thousands, unaudited)
Cash flows from operating activities
Net income (loss)                                            $ 10,652  $  7,784
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion and amortization                   15,465    13,838
    Deferred income taxes and investment tax credit              (121)    1,314
    Increase (decrease) from changes in:
      Receivables                                              (6,336)      611
      Inventories                                              (5,182)    5,043
      Other current assets                                       (911)    7,460
      Accounts payable                                            525     1,721
      Accrued liabilities                                       1,687    (7,041)
      Other                                                    (1,934)   (7,456)
    Changes in discontinued insurance operations                5,224       620
        Net cash provided by operating activities              19,069    23,894
Cash flow from investing activities
Proceeds from disposal of property and equipment                1,544     1,222
Capital expenditures                                          (11,555)   (6,944)
Proceeds from sale of discontinued coal operation assets        1,568        --
Discontinued insurance operations
     Proceeds from sale of bonds and securities                37,046    30,241
     Purchase of bonds and securities                         (49,259)  (36,248)
        Net cash used in investing activities                 (20,656)  (11,729)
Cash flow from financing activities
Dividends paid                                                 (5,457)  (10,861)
Proceeds from notes payable                                       320       354
Payments on long-term debt                                       (137)  (17,844)
        Net cash used in financing activities                  (5,274)  (28,351)
Net decrease in cash and cash equivalents                      (6,861)  (16,186)
Cash and cash equivalents at beginning of year:
        Other than discontinued insurance operations            6,220    34,146
        Discontinued insurance operations                       9,408     7,202
Total cash and cash equivalents at beginning of year           15,628    41,348
Cash and cash equivalents at end of period:
        Other than discontinued insurance operations            3,063    19,688
        Discontinued insurance operations                       5,704     5,474
Total cash and cash equivalents at end of period             $  8,767  $ 25,162

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheet
Quaker State Corporation and Subsidiaries
                                                                  6/30/94    12/31/93*
(in thousands except share data)                                (unaudited)
Assets
Current assets:
Cash and cash equivalents                                        $   3,063  $   6,220
Accounts and notes receivable, less allowance of
  $2,430 at 6/30/94 and $1,679 at 12/31/93.                         63,154     56,818
Inventories: (Note 2)
  Crude oil                                                          2,999      2,591
  Finished and in-process petroleum products                        26,897     23,225
  Other                                                             15,389     14,287
    Total inventories                                               45,285     40,103
Deferred income taxes                                               18,496     18,375
Other current assets                                                16,811     17,468
    Total current assets                                           146,809    138,984
Property, plant, and equipment, net of accumulated depreciation
  and depletion of $351,403 at 6/30/94 and $345,851 at 12/31/93.   221,355    225,828
Other assets                                                        80,026     82,903
    Total assets other than insurance                              448,190    447,715
Discontinued insurance assets
  Investments                                                      194,688    185,446
  Cash                                                               5,704      9,408
  Premiums and other receivables                                    59,662     59,310
  Deferred insurance acquisition costs                              60,521     60,005
  Other assets                                                      19,344     21,793
    Total discontinued insurance assets                            339,919    335,962
      Total assets                                               $ 788,109  $ 783,677
Liabilities
Current Liabilities:
Accounts payable                                                 $  36,825  $  35,980
Accrued liabilities                                                 73,148     67,339
Installments on long-term debt                                         152        262
    Total current liabilities                                      110,125    103,581
Long-term debt, less debt payable within one year                   51,161     51,188
Other long-term liabilities                                        171,550    179,054
    Total liabilities other than insurance                         332,836    333,823
Discontinued insurance liabilities
  Unearned premiums                                                219,032    208,530
  Policy claims                                                     30,133     28,773
  Due to reinsurance companies                                       4,550      6,897
  Other liabilities                                                 10,057     16,904
    Total discontinued insurance liabilities                       263,772    261,104
Commitments and contingencies (Note 4)
Stockholders' Equity
Capital stock, $1.00 par value; authorized shares, 37,500,000;
  issued shares, 27,332,050 at 6/30/94 and 27,250,818 at 12/31/93   27,332     27,251
Treasury stock, 6,696 shares, at cost                                  (92)        --
Additional capital                                                  64,146     63,044
Retained earnings                                                  102,076     98,877
Cumulative foreign currency translation adjustment                    (661)        75
Unearned compensation (Note 6)                                      (1,300)      (497)
    Total stockholders' equity                                     191,501    188,750
      Total liabilities and stockholders' equity                 $ 788,109  $ 783,677

*Amounts are from December 31, 1993 audited balance sheet and footnotes.


The accompanying notes are an integral part of the financial statements.

Other Financial Information
Quaker State Corporation and Subsidiaries

The sales and operating revenues and contributions to income from continuing operations, by industry segment, are as follows:

                                                             Quarter Ended          Six Months Ended
                                                          6/30/94     6/30/93     6/30/94     6/30/93
(in thousands, unaudited)
Sales and Operating Revenue
Motor oil                                                $112,366    $116,132    $235,047    $218,875
Fast lube                                                  27,967      25,832      54,126      51,034
Natural gas E&P                                             7,940       6,581      15,603      13,608
Truck-Lite                                                 26,558      20,833      51,218      41,759
Docks                                                         754         712       1,447       1,410
Intersegment sales                                         (7,393)     (6,368)    (13,771)    (12,596)
  Total sales and operating revenue                      $168,192    $163,722    $343,670    $314,090

Operating Profit
Motor oil                                                $  3,064    $  5,503    $  8,268    $  9,387
Fast lube                                                   1,478         613       2,779         958
Natural gas E&P                                             2,304       1,203       4,140       3,027
Truck-Lite                                                  4,570       1,834       7,434       3,568
Docks                                                         250         276         469         560
Total operating profit from continuing operations          11,666       9,429      23,090      17,500
Corporate income                                              732         693       1,253         811
Interest expense, net                                      (1,159)     (1,428)     (2,318)     (2,890)
Corporate expenses                                         (5,372)     (5,592)     (9,532)     (9,150)
Income from continuing operations before income taxes    $  5,867    $  3,102    $ 12,493    $  6,271

The accompanying notes are an integral part of the financial statements.

  Notes To Consolidated Financial Statements
  Quaker State Corporation and Subsidiaries
                         (unaudited)

1. In the opinion of management of Quaker State Corporation (the company), the accompanying financial statements include all adjustments which are necessary to a fair statement of the results for such periods. All of these adjustments are of a normal recurring nature. These statements should be read in conjunction with the financial statements included as a part of the 1993 annual report on Form 10-K. In accordance with insurance industry practice, the assets and liabilities for the insurance operations have not been classified as current or noncurrent.

2. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for all crude oil, the majority of company refined petroleum and vehicular lighting products; and on the first-in, first-out (FIFO) basis for other inventories. The reserve to reduce the carrying value of inventories from FIFO basis to LIFO basis amounted to $19,387,000 at June 30, 1994, and $19,090,000 at December 31,
     1993.

3. Heritage is an insurance holding company principally engaged, through its subsidiaries, in the business of credit life, accident and health, and special indemnity insurance closely associated with automobile sales.

         On May 12,1994 the company and GE Capital Corporation signed a definitive agreement for the sale of Quaker State's wholly owned Heritage Insurance Group subsidary to GE Capital for $85,000,000 in cash. Under the agreement, GE Captial will acquire 100 percent of the stock in Heritage. Accordingly, the operating results of the insurance business have been segregated and reported as a discontinued operation in the accompanying Consolidated Statement of Operations for the period ending June 30, 1994. Prior year and prior period financial statements have been reclassified to conform to the current period presentation. The transaction, subject to state and federal regulatory approval, is expected to close in the third quarter this year. The company expects a gain from this transaction.

         Heritage's condensed income statements for the quarter and six months ended June 30, 1994 and 1993 are presented below:

                                                      For the Quarter Ended      For the Six Months Ended
  (in thousands)                                        6/30/94        6/30/93       6/30/94     6/30/93
  Premiums                                             $ 23,439       $ 21,972      $ 47,777    $ 45,219
  Net investment income*                                  3,041          3,113         5,736       6,273
  Realized investment gains                                 120          1,978           103       2,645
  Other, net                                              5,109          4,419         9,214       6,892
    Total revenue                                        31,709         31,482        62,830      61,029
  Policy and contract benefit expenses                   14,480         13,115        28,138      25,881
  Amortization of deferred policy acquisition costs      11,738         11,924        23,632      23,226
  General and administrative costs                        3,789          3,779         7,201       7,359
  Income before income taxes                              1,702          2,664         3,859       4,563
  Provision for income taxes                                181            577           574         904
  Net income                                           $  1,521       $  2,087      $  3,285    $  3,659
  *Includes intercompany interest of                   $     66       $    112      $    134    $    225

                                                                          (more)

  Notes To Consolidated Financial Statements
  Quaker State Corporation and Subsidiaries
                         (unaudited)

        Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable values and for investments in debt securities. This Standard did not have a material impact on the company's financial position and results of operations.
        The effect of reinsurance transactions on the Consolidated Statement of Operations for premiums written and earned for the quarter and six months ended June 30, 1994 are as follows (in thousand):


                                   For the quarter        For the six months
                                    ended 6/30/94            ended 6/30/94
                                 Written      Earned      Written     Earned
  Direct Premiums               $ 37,939     $ 30,756    $ 69,812   $  61,362
  Assumed Premiums                 2,269        2,353       4,140       3,433
  Ceded Premiums                 (10,038)      (9,670)    (18,012)    (17,018)
  Net Premiums                  $ 30,170     $ 23,439    $ 55,940   $  47,777




        Recoveries of policy and contract benefit expense recognized under reinsurance contracts for the quarter and six months ended June 30, 1994 and 1993 respectively, was $4,913,000 and $9,639,000, and $6,812,000 and
  $15,929,000. For information regarding the nature and purpose of reinsurance transactions, reference should be made to the 1993 Annual Report.

4. In December 1993, the United States of America commenced a lawsuit against the company in the U.S. District Court for Northern West Virginia. The complaint alleges the company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at the Congo refinery on various dates starting in 1980 and seeks civil penalties as allowable under federal law not to exceed $25,000 per day for each violation. The company intends to vigorously defend itself in this lawsuit. However, the ultimate outcome of this litigation cannot presently be determined. A provision of $1,000,000 was established in the first quarter for costs associated with the pending litigation.

         In addition, the company has received notices from the EPA and others that it is a "potentially responsible party" relative to certain waste disposal sites identified by the EPA and may be required to share in the cost of cleanup. The company has accrued for all matters which are probable and can be reasonably estimated.

         Contingent liabilities of an indeterminate amount exist in connection with suits and claims arising in the ordinary course of business.

         In April 1994, three purported class actions were commenced in the Federal District Court for the Western District of Pennsylvania against Witco Corporation, Quaker State Corporation and Pennzoil Company. The complaints allege violations of Section 1 of the Sherman Act. The company believes there is no basis for the allegations in the complaints and intends to defend these matters vigorously.

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

5. The effective income tax rate of 41% for continuing operations for the six months ended June 30, 1994 is higher than the 35% federal rate due to increased income and the added impact of state and foreign taxes. The 1994 six month effective tax rate of 41% for continuing operations is higher than the 1993 restated effective tax rate of 21% due to higher income, an enacted federal rate change in 1993 that increased the value of deferred tax assets in 1993, 1993 net adjustments to valuation allowance and other 1993 credits.

                                                                         (more)

  Notes To Consolidated Financial Statements
  Quaker State Corporation and Subsidiaries
                         (unaudited)

6. On May 12, 1994 the company's stockholders approved the 1994 Stock Incentive Plan. The number of shares which may be issued under this plan is 1,250,000 and the plan includes stock options, alternative stock appreciation rights, cash payment rights, restricted shares, performance shares and other share awards. In 1994 65,800 restricted performance shares were granted under this plan to key employees subject to forfeiture if certain three year performance goals are not met. As a result of the grant of these restricted shares, the company recorded $909,000 as unearned compensation in the equity section of the Consolidated Balance Sheet. This unearned compensation is being amortized on a straight line basis as compensation expense over the performance cycle period.

7. On August 4, 1994 Quaker State Corporation and the Specialty Oil Companies of Shreveport, Lousiana, announced that they signed definitive agreements for Quaker State to acquire the privately owned Specialty Oil Companies and related assets. The acquisition will be made through separate stock exchange and cash merger agreements for an aggregate consideration of 4,000,000 newly issued shares of Quaker State common stock (believed to be non-dilutive) and approximately $25,000,000 in cash and the assumption of certain outstanding indebtedness of the acquired companies. Quaker State has also agreed to purchase related assets for approximately $10,000,000. The closing is expected to occur prior to the end of the third quarter, subject to obtaining necessary third party consents and regulatory approvals.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES
    Discussion and Analysis of Results of Operations and Financial Condition

                                   -------

     The consolidated financial statements and related notes including information about Quaker State Corporation's (the company) operations in different segments included in this Form 10-Q should be read as an integral part of this review.

                                   -------

     Quaker State Corporation reported second quarter net income of $5,069,000, or $.19 per share compared to $4,381,000, or $.16 per share, in the same quarter last year. Six month net income was $10,652,000, or $.39 per share, versus $7,784,000, or $.29 per share in 1993. Sales and operating revenues from continuing operations in 1994 were $168,192,000 and $343,670,000 for the quarter and six months compared to $163,722,000 and $314,090,000 for the same periods last year. Operating profits from continuing operations in 1994 increased 24%, to $11,666,000 in the second quarter and 32%, to $23,090,000, for the first six months. The six month revenue, operating profit and net income improvements are based primarily on sales volume increases at the major business segments.

     On May 12, 1994 the company and GE Capital Corporation signed a definitive agreement for the sale of Quaker State's wholly owned Heritage Insurance Group subsidiary to GE Capital Corporation for $85,000,000 in cash. According to the agreement GE Capital Corporation will acquire 100 percent of the stock in Heritage Insurance Group. As a result the insurance operations have been accounted for as a discontinued operation on the Consolidated Statement of Operations for the period ending June 30, 1994, and its operating results have been segregated and reported as discontinued insurance operations. Prior year and prior period financial statements have been reclassified to conform to this presentation. The transaction, subject to state and federal regulatory approval, is expected to close in the third quarter of this year. The company expects a gain from this transaction (Refer to Note 3).

     In the second quarter of 1994 the motor oil division revenues and operating profits declined 3% and 44% to $112,366,000 and $3,064,000. A 9% drop in branded motor oil sales volume and reduced refinery product margins for gasoline, fuel oil and lube stock sales primarily accounts for the decline in second quarter operating results. In the first six months of 1994 revenues increased 7% over 1993, to $235,047,000. Branded motor oil volume increased 7% for the six months to primarily account for the higher revenues. Six month automotive consumer product sales increased 26% over 1993 while refinery lube stock and fuels sales volumes increased 9% and 15% over last year. The average sales price of refinery lube stocks and fuels declined 7% and 9% for the six months ended June 30, 1994. Operating profits did not follow the six month increase in

                   QUAKER STATE CORPORATION AND SUBSIDIARIES
   Discussion and Analysis of Results of Operations and Financial Condition

                                  ----------

revenues as they were down 12%, to $8,268,000. This resulted from increases in expenses of approximately $10,400,000 for aggressive share-building marketing expenses, higher selling expenses geared towards developing additional sales volume and higher freight from additional volume. Results also include a $1,000,000 charge to a reserve for probable expenses associated with the December 1993 lawsuit filed against the company for alleged violations at the Congo refinery (Refer to Note 4.). Increases since January 1, 1994 for the cost of crude oil, packaging and additives also had a negative impact on operating profits. A price increase for branded motor oil products announced to take effect September 1 is expected to partially offset the negative impact of these increased costs.

     The fast lube segment reported second quarter operating profits of $1,478,000 on sales and operating revenues of $27,967,000 compared to profits of $613,000 on revenues of $25,832,000 last year. Year-to-date operating profits were $2,779,000 on revenues of $54,126,000 compared to profits of $958,000 on revenues of $51,034,000 last year. Car counts in 1994 increased 8% and 7% for the three and six months ended June 30. A 10% decrease in administrative expenses for the six months also contributed to the improved results.

     Operating profits in the second quarter and first six months of 1994 at the natural gas exploration and production business were $2,304,000 and $4,140,000 compared to $1,203,000 and $3,027,000 in 1993. Revenues increased
21% to $7,940,000 in the second quarter while year-to-date revenues of $15,603,000 increased 15% over 1993. Natural gas sales volume increased 27% and 20% for the second quarter and first six months and included deliveries made through the new Stagecoach pipeline, while average sales prices were up approximately 6% for the period ending June 30, 1994. Second quarter and year-to-date crude oil sales volumes were down 11% and average sales prices were off 15% and 21%. The posted price of crude oil sold has improved from $13.50 per barrel at the beginning of 1994 to $18.00 per barrel at June 30, 1994.

     Truck-Lite operating profits in 1994 of $4,570,000 and $7,434,000 increased 149% and 108% over the second quarter and first six months of 1993. Significantly higher sales volume in both the automotive and original equipment truck and trailer businesses accounts for the improved operating results and revenue increases of 27% for the quarter to $26,558,000 and 23% for the six months to $51,218,000.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES
   Discussion and Analysis of Results of Operations and Financial Condition

                                   --------

     Corporate interest expense of $2,318,000 for the first six months of 1994 is down 20% from last year due to lower average debt in 1994. Corporate expenses of $9,532,000 for the first six months of 1994 are up 4% primarily due to higher postretirement, performance incentive and legal expenses partially offset by declines in salary and other employee benefit expenses.

     Income, net of taxes, from discontinued insurance operations in the second quarter was $1,521,000 compared to $2,087,000 in 1993. Year-to-date income was $3,285,000 compared to $3,659,000 last year. A reduction in realized investment gains of $1,858,000 and $2,542,000 for the three and six month periods ended June 30, 1994, partially offset by improved operating results, accounts for the decrease in income from discontinued insurance operations.

     Cash provided by operations for the first six months of 1994 was $19,069,000 compared to $23,894,000 in 1993. This decrease resulted from higher working capital requirements. Net cash used by coal activities was $8,868,000 in the first six months. Investing activities included proceeds from the sale of property and equipment of $3,112,000 of which $1,568,000 related to the discontinued coal operations. Investing activities also included capital expenditures of $11,555,000, proceeds from the sale of discontinued insurance company bonds and securities of $37,046,000 and disbursements to purchase insurance company bonds and securities of $49,259,000. Cash used in financing activities was $5,274,000 and included payments of $5,457,000 for dividends.

     On July 28, 1994 the Board of Directors of the company authorized a quarterly dividend of 10 cents per share payable September 15 to shareholders of record as of August 15, 1994.

     On August 4, 1994, Quaker State Corporation and the Specialty Oil Companies of Shreveport, Louisiana, announced that they signed definitive agreements for Quaker State to acquire the privately owned Specialty Oil Companies and related assets. The acquisition will be made through separate stock exchange and cash merger agreements for an aggregate consideration of 4,000,000 newly issued shares of Quaker State common stock (believed to be non-dilutive) and approximately $25,000,000 in cash and the assumption of certain outstanding indebtedness of the acquired companies. Quaker state has also agreed to purchase related assets for approximately $10,000,000. The closing is expected to occur prior to the end of the third quarter, subject to obtaining necessary third party consents and regulatory approvals.

                                    PART II
                               OTHER INFORMATION
                   QUAKER STATE CORPORATION AND SUBSIDIARIES



Item 1.  LEGAL PROCEEDINGS.

        Quaker State has previously reported (i) that in October 1990 it commenced an action in the Circuit Court of the 18th Judicial District, DuPage County, Illinois against Oil Express National, Inc. ("Oil Express") and certain of its franchisees and principals and (ii) that in April 1992, Oil Express filed a counterclaim and a third party claim in the proceeding against Quaker State and its subsidiary Q Lube, Inc. The latest description of this litigation appears in Quaker State's annual report on Form 10-K for the fiscal year ended December 31, 1993. On May 2, 1994, this matter was settled by payment of a nominal amount by Quaker State to Oil Express and all claims made by all parties have been dismissed by stipulation.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 12, 1994, Quaker State held its Annual Meeting of Stockholders, at which four items were submitted to a vote of security holders. The first item voted upon was the election of directors, and the following individuals were elected as directors, with the following votes for or withheld from as to each:

Name                                   Votes For                Votes Withheld
- - ----                                   ---------                --------------
Herbert M. Baum                        22,765,144                   963,284
Leonard M. Carroll                     22,759,499                   968,929
Conrad A. Conrad                       22,774,916                   953,512
Laurel Cutler                          22,692,834                 1,035,594
Homer M. Ellenburg                     22,749,765                   978,663
C. Frederick Fetterolf                 22,759,016                   969,412
Thomas A. Gardner                      22,739,919                   988,509
H. Bryce Jordan                        22,697,203                 1,031,225
W. Craig McClelland                    22,747,649                   980,779
Delbert J. McQuaide                    22,748,591                   979,837
Raymond A. Ross, Jr.                   22,765,239                   963,189

        The second matter submitted to a vote of security holders was approval of the adoption of Quaker State's 1994 Stock Incentive Plan. On this second matter, 20,326,545 shares were voted for the proposition, 3,025,178 shares were voted against, and 376,705 shares abstained.

                            QUAKER STATE CORPORATION


     The third matter submitted to a vote of security holders was approval of the adoption of Quaker State's 1994 Non-Employee Directors' Stock Option Plan. On this third matter, 19,359,466 shares were voted for the proposition, 3,960,238 shares were voted against, and 408,724 shares abstained.

     The fourth matter submitted to a vote of security holders was the ratification of the appointment of the firm of Coopers & Lybrand as Quaker State's independent auditors for the fiscal year ending December 31, 1994. On this fourth matter, 23,439,959 shares were voted for the the proposition, 179,727 shares were voted against, and 108,742 shares abstained.


Item 5.  OTHER INFORMATION.

     On May 12, 1994, Quaker State signed a definitive agreement to sell its subsidiary Heritage Insurance Group, Inc. to General Electric Capital Corporation for $85,000,000 subject to certain possible adjustments and regulatory approval. It is expected that the transaction will close before September 30, 1994.

     For further information with respect to this transaction, see the information under the heading "Discussion and Analysis of Results of Operations and Financial Condition" in Part I of this report on Form 10-Q and Note 3 of Notes to Consolidated Financial Statements included in this report on Form 10-Q.

     On August 4, 1994, Quaker State announced that it had signed a definitive agreement to acquire Specialty Oil Company and its affiliated companies through separate stock exchange and cash merger agreements for an aggregate consideration of 4,000,000 shares of Quaker State common stock, $25,000,000 in cash, and the assumption of $30,000,000 in outstanding indebtedness of the acquired companies. Quaker State also agreed to purchase certain related assets for approximately $10,000,000. Specialty Oil Company and its affiliated companies are engaged in lubricants manufacturing and services, marketing and distribution of lubricants, and used oil collection and recycling.

     For further information with respect to this transaction, see the information under the heading "Discussion and Analysis of Results of Operations and Financial Condition" in Part I of this report on Form 10-Q and Note 7 of Notes to Consolidated Financial Statements included in this report on Form 10-Q.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) 2 Stock Purchase Agreement dated as of May 12, 1994 Among Quaker State Corporation, QS Holding Company and General Electric Capital Corporation With Respect to all of the Outstanding Capital Stock of Heritage Insurance Group, Inc., filed herewith.

         11 Computation of Net Income Per Share for the quarters and six months ended June 30, 1994 and 1993, filed herewith.

     (b) A report on Form 8-K was filed by Quaker State on May 6, 1994. The report disclosed under Item 5 that on April 19, 1994, Lazy Oil, Inc., on behalf of itself and all others similarly situated, and John B. Andreassi on behalf of himself and all others similarly situated, commenced actions in the Federal District Court for the Western District of Pennsylvania against Witco Corporation, Quaker State Corporation and Pennzoil Company alleging violations of Section 1 of the Sherman Antitrust Act.

          A report on Form 8-K was filed by Quaker State on May 12, 1994.
          The report disclosed under Item 5 that on May 10, 1994,
          Quaker State announced that it was negotiating an agreement with General Electric Capital Corporation for the sale of Quaker State's subsidiary Heritage Insurance Group, Inc. A definitive agreement was signed on May 12, 1994 (see Item 5 above).

                   QUAKER STATE CORPORATION AND SUBSIDIARIES



                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                QUAKER STATE CORPORATION
                                                      (Registrant)


Date 8/10/94                                   By /s/ Herbert M. Baum
     -------                                      ----------------------
                                                   Herbert M. Baum
                                                   Chairman of the Board and
                                                   Chief Executive Officer



Date 8/10/94                                   By /s/ R. Scott Keefer
     -------                                      ----------------------
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


EXHIBIT NO. AND DOCUMENT

 2.  Stock Purchase Agreement Dated as of May 12, 1994
     Among Quaker State Corporation, QS Holding Company and General Electric Capital Corporation With Respect to all of the Outstanding Capital Stock of Heritage
     Insurance Group, Inc., filed herewith.

11. Computation of Net Income Per Share for the quarters and six months ended June 30, 1994 and 1993, filed herewith.