Form 10-Q
period 1994-09-30
QUAKER STATE CORP
filed 1994-11-14
CIK 81381

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

Mark One
   X                                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
- --------                           OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994.


                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
- --------                           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of November 1, 1994, 31,500,081 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

                                   PART I.


                            FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
QUAKER STATE CORPORATION AND SUBSIDIARIES

                                                          QUARTER ENDED              NINE MONTHS ENDED
                                                       9/30/94     9/30/93          9/30/94     9/30/93
- --------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)
REVENUES
Sales and operating revenues                          $184,427    $159,432         $528,097    $473,522
Other, net                                               1,589       3,180            4,682       7,209
- --------------------------------------------------------------------------------------------------------
                                                       186,016     162,612          532,779     480,731
COSTS AND EXPENSES
Cost of sales and operating costs                      124,325     108,139          348,000     323,537
Selling, general and administrative                     48,480      39,625          141,207     119,181
Depreciation, depletion and amortization                 7,773       7,047           23,238      20,885
Interest                                                 1,177       1,383            3,580       4,439
- --------------------------------------------------------------------------------------------------------
                                                       181,755     156,194          516,025     468,042
- --------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    4,261       6,418           16,754      12,689
- --------------------------------------------------------------------------------------------------------
PROVISION FOR (BENEFIT FROM) INCOME TAXES
  Current                                               (1,350)      9,557            6,725      13,687
  Deferred                                               1,689      (8,082)          (1,260)    (10,066)
- --------------------------------------------------------------------------------------------------------
                                                           339       1,475            5,465       3,621
- --------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                        3,922       4,943           11,289       9,068
INCOME FROM DISCONTINUED INSURANCE
  OPERATIONS, NET OF TAXES (NOTE 3)                      1,099        (967)           4,384       2,692
GAIN ON SALE OF DISCONTINUED INSURANCE OPERATIONS,
  NET OF TAXES                                             377          --              377          --
- --------------------------------------------------------------------------------------------------------
NET INCOME                                            $  5,398    $  3,976         $ 16,050    $ 11,760
========================================================================================================
PER SHARE:
INCOME FROM CONTINUING OPERATIONS                         $.14        $.18             $.41        $.33
DISCONTINUED INSURANCE OPERATIONS                          .04        (.04)             .16         .10
INCOME FROM SALE OF INSURANCE OPERATIONS                   .01          --              .01          --
- --------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                      $.19        $.14             $.58        $.43
========================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                     27,390      27,285           27,438      27,215
========================================================================================================
CASH DIVIDENDS PAID PER SHARE                             $.10        $.10              $.30       $.50
========================================================================================================

CONSOLIDATED STATEMENT OF CASH FLOWS
QUAKER STATE CORPORATION AND SUBSIDIARIES

FOR THE NINE MONTHS ENDED SEPTEMBER 30                              1994         1993
- ----------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $ 16,050     $ 11,760
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion and amortization                        23,238       20,885
    Deferred income taxes and investment tax credit                  3,291       (2,446)
    Gain on sale of discontinued insurance operations                 (377)          --
    Increase (decrease) from changes in:
      Receivables                                                  (13,346)       2,026
      Inventories                                                     (522)       7,754
      Other current assets                                           4,770        6,960
      Accounts payable                                                 (85)       3,504
      Accrued liabilities                                            7,158      (21,184)
      Other                                                        (13,744)      (3,323)
    Changes in discontinued insurance operations                     4,089       11,339
- ----------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                   30,522       37,275
- ----------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment                     2,409        6,952
Capital expenditures                                               (22,481)     (14,191)
Proceeds from sale of discontinued coal operation assets             1,690           --
Proceeds from sale of discontinued insurance operations,
  net of discontinued operations cash                               76,851           --
Discontinued insurance operations
     Proceeds from sale of bonds and securities                     47,781       40,423
     Purchase of bonds and securities                              (60,513)     (54,527)
Acquisition of businesses, net of cash acquired                    (28,366)          --
- ----------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         17,371      (21,343)
- ----------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                                      (8,206)     (13,585)
Proceeds from notes payable                                            303          373
Payments on long-term debt                                         (17,194)     (26,930)
- ----------------------------------------------------------------------------------------
        NET CASH USED IN FINANCING ACTIVITIES                      (25,097)     (40,142)
- ----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                22,796      (24,210)
Cash and cash equivalents at beginning of year:
        Other than discontinued insurance operations                 6,220       34,146
        Discontinued insurance operations                            9,408        7,202
- ----------------------------------------------------------------------------------------
Total cash and cash equivalents at beginning of year                15,628       41,348
- ----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period:
        Other than discontinued insurance operations                38,424       11,710
        Discontinued insurance operations                               --        5,428
- ----------------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 38,424     $ 17,138
- ----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements. CONSOLIDATED BALANCE SHEET
Quaker State Corporation and Subsidiaries

                                                                      9/30/94       12/31/93*
- ---------------------------------------------------------------------------------------------
(in thousands except share data)                                    (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                             $ 38,424      $  6,220
Accounts and notes receivable, less allowance of
  $3,022 at 9/30/94 and $1,679 at 12/31/93.                            105,579        56,818
- ---------------------------------------------------------------------------------------------
Inventories: (Note 2)
  Crude oil                                                              3,381         2,591
  Finished and in-process petroleum products                            44,349        23,225
  Other                                                                 22,664        14,287
- ---------------------------------------------------------------------------------------------
    Total inventories                                                   70,394        40,103
- ---------------------------------------------------------------------------------------------
Deferred income taxes                                                   15,084        18,375
Other current assets                                                    12,495        17,468
- ---------------------------------------------------------------------------------------------
    Total current assets                                               241,976       138,984
Property, plant, and equipment, net of accumulated depreciation
  and depletion of $350,802 at 9/30/94 and $345,851 at 12/31/93.       244,896       225,828
Other assets                                                           156,880        82,903
- ---------------------------------------------------------------------------------------------
    Total assets other than insurance                                  643,752       447,715
Discontinued insurance assets                                               --       335,962
- ---------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                    $643,752      $783,677
=============================================================================================
LIABILITIES
Current Liabilities:
Accounts payable                                                      $ 65,004      $ 35,980
Accrued liabilities                                                     81,552        67,339
Installments on long-term debt                                           3,419           262
- ---------------------------------------------------------------------------------------------
    Total current liabilities                                          149,975       103,581
- ---------------------------------------------------------------------------------------------
Long-term debt, less debt payable within one year                       70,453        51,188
Other long-term liabilities                                            170,631       179,054
- ---------------------------------------------------------------------------------------------
    Total liabilities other than insurance                             391,059       333,823
Discontinued insurance liabilities                                          --       261,104
- ---------------------------------------------------------------------------------------------
Commitments and contingencies (Note 4)
STOCKHOLDERS' EQUITY
Capital stock, $1.00 par value; authorized shares, 37,500,000;
  issued shares, 31,492,383 at 9/30/94 and 27,250,818 at 12/31/93       31,492        27,251
Treasury stock, 7,698 shares, at cost                                     (106)           --
Additional capital                                                     119,951        63,044
Retained earnings                                                      104,722        98,877
Cumulative foreign currency translation adjustment                        (182)           75
Unearned compensation (Note 6)                                          (3,184)         (497)
- ---------------------------------------------------------------------------------------------
    Total stockholders' equity                                         252,693       188,750
- ---------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $643,752      $783,677
- ---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements. *Amounts are from December 31, 1993 audited balance sheet and footnotes.

OTHER FINANCIAL INFORMATION
Quaker State Corporation and Subsidiaries

The sales and operating revenues and contributions to income from continuing operations, by industry segment, are as follows:

- -----------------------------------------------------------------------------------------------------------
                                                             QUARTER ENDED              NINE MONTHS ENDED
                                                          9/30/94     9/30/93          9/30/94     9/30/93
- -----------------------------------------------------------------------------------------------------------
(in thousands, unaudited)
SALES AND OPERATING REVENUE
Motor oil                                                $131,005    $113,952         $366,052    $332,827
Fast lube                                                  30,470      26,524           84,596      77,558
Natural gas E&P                                             6,054       5,660           21,657      19,268
Truck-Lite                                                 24,281      19,139           75,499      60,898
Docks                                                         754         739            2,201       2,149
Intersegment sales                                         (8,137)     (6,582)         (21,908)    (19,178)
- -----------------------------------------------------------------------------------------------------------
  Total sales and operating revenue                      $184,427    $159,432         $528,097    $473,522
===========================================================================================================

OPERATING PROFIT (LOSS)
Motor oil                                                $  4,702    $  5,319         $ 12,970    $ 14,706
Fast lube                                                   1,741       1,729            4,520       2,687
Natural gas E&P                                                60        (169)           4,200       2,858
Truck-Lite                                                  2,680       1,207           10,114       4,775
Docks                                                         306         296              775         856
- -----------------------------------------------------------------------------------------------------------
Total operating profit from continuing operations           9,489       8,382           32,579      25,882
Corporate income                                              788       1,651            2,041       2,461
Interest expense                                           (1,125)     (1,301)          (3,443)     (4,190)
Corporate expenses                                         (4,891)     (2,314)         (14,423)    (11,464)
- -----------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes    $  4,261    $  6,418         $ 16,754    $ 12,689
===========================================================================================================

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

2. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for all crude oil, the majority of company refined petroleum and vehicular lighting products; and on the first-in, first-out (FIFO) basis for other inventories. The reserve to reduce the carrying value of inventories from FIFO basis to LIFO basis amounted to $21,760,000 at September 30, 1994, and $19,090,000 at
   December 31, 1993.

3. On August 31, 1994, the company completed the sale of all of the stock of its wholly owned subsidary, Heritage Insurance Group, Inc., to General Electric Capital Corporation for approximately $85,000,000 with net proceeds of $82,000,000 paid at the time of closing after satisfaction of certain intercompany obligations. Accordingly, the operating results of the insurance business, including the gain on the sale, have been segregated and reported as a discontinued operation in the accompanying Consolidated Statement of Operations for the period ending September 30, 1994. Prior year and prior period financial statements have been reclassified to conform to the current period presentation.

      The insurance operations sales and operating revenues for two months of the third quarter and eight months of 1994 were $24,724,000 and $87,451,000 compared to the third quarter and nine months of 1993 which were $32,981,000 and $93,785,000.

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

                                    (more)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Quaker State Corporation and Subsidiaries
                (unaudited)


5. The effective income tax rate for continuing operations was lowered to 33% for the nine months ended September 30, 1994 from 41% for the six months ended June 30, 1994 due to a reduction in the estimated state tax rate and additional available foreign and other tax credits and other changes in estimates. This reduction in the year-to-date rate caused the effective tax rate for continuing operations for the quarter ending September 30, 1994 to be reduced to 8%. The 1994 nine month effective tax rate of 33% for continuing operations is higher than the 1993 restated effective tax rate of 21% due to higher income, an enacted federal rate change in 1993 that increased the value of deferred tax assets in 1993, 1993 net adjustments to valuation allowance and other 1993 credits.

6. On May 12, 1994 the company's stockholders approved the 1994 Stock Incentive Plan. The number of shares which may be issued under this plan is 1,250,000 and the plan includes stock options, alternative stock appreciation rights, cash payment rights, restricted shares, performance shares and other share awards. In 1994, 225,800 restricted performance shares were granted under this plan to key employees subject to forfeiture if certain three year performance goals are not met. As a result of the grant of these restricted shares, the company recorded $3,109,000 as unearned compensation in the equity section of the Consolidated Balance Sheet. This unearned compensation is being amortized on a straight line basis as compensation expense over the performance cycle period.

7. On September 30, 1994 the company acquired all the stock of Westland Oil Company, Inc. (Westland) and the Specialty Oil Companies (Specialty) of Shreveport, Louisiana. The purchase price of Westland was 4,000,000 shares of common stock valued at $57,750,000 under a negotiated Stock Purchase Agreement. Specialty was acquired by a negotiated Agreement and Plan of Merger for a consideration of $19,500,000 paid in cash at the time of closing. The company also purchased certain related equipment assets for approximately $1,500,000. In addition, the company assumed approximately $42,000,000 in indebtedness of the acquired companies
   (of which approximately $22,000,000 was satisfied by Quaker State at the time of closing).

     The Agreement for Purchase and Sale also provides for the purchase by Quaker State of certain real property used in the acquired companies' operations, for $9,000,000 at a later date.

     Westland and Specialty are engaged in the sale and distribution of motor oils, lubricants, greases and antifreeze, the blending, packaging, sale and distribution of private label and branded lubricants, antifreeze and greases and the collection and transportation of used motor oil.

     The source of funds used for the acquisition was the proceeds of the sale of Quaker State's former subsidiary, Heritage Insurance Group, Inc., which disposition was concluded on August 31, 1994.

     The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Westland and Specialty will be included in the accompanying consolidated financial statements from the date of acquisition.

     The purchase price allocation to assets and liabilities is preliminary. The acquisition has resulted in a preliminary excess of purchase price over fair value of assets of approximately $72,000,000 recorded on the Consolidated Balance Sheet at September 30, 1994.

     The unaudited Consolidated Results of Operations are on a pro forma basis as though Westland and Specialty had been acquired as of the beginning of the periods presented, after including the impact of adjustments, such as amortization of goodwill, and related tax effects. The discontinued insurance operations have also been excluded.

                                    (more)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries
              (unaudited)

   The pro forma results are not necessarily indicative of what actually would have occured if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                                            Nine Months Ended
                                          ---------------------
                                          1994             1993
                                          ----             ----
                                        (Unaudited)     (Unaudited)
                                 (Dollars in thousands except per share amounts)
Revenue                                  $769,197          $683,924
Net Income from
  continuing operations                  $ 14,796          $ 11,811
Net Income per share,
  from continuing operations             $    .47          $    .38

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

                                   --------

     Quaker State Corporation reported third quarter net income of $5,398,000, or $.19 per share compared to $3,976,000, or $.14 per share, in the same quarter last year. Nine month net income was $16,050,000, or $.58 per share, versus $11,760,000, or $.43 per share in 1993. Sales and operating revenues from continuing operations in 1994 were $184,427,000 and $528,097,000 for the quarter and nine months compared to $159,432,000 and $473,522,000 for the same periods last year. Operating profits from continuing operations in 1994 increased 13%, to $9,489,000 in the third quarter and 26%, to $32,579,000, for the nine months ended September 30, 1994. Income from continuing operations in the third quarter was down 21% to $3,922,000 as a result of higher corporate expenses. The nine month revenue, operating profit and net income improvements are based primarily on sales volume increases.

     On August 31, 1994 the company completed the sale of all of the stock of its wholly owned subsidiary, Heritage Insurance Group, Inc., to General Electric Capital Corporation for approximately $82,000,000 after satisfaction of certain intercompany obligations. Accordingly, the insurance operations have been accounted for as a discontinued operation in the Consolidated Statement of Operations for the period ending September 30, 1994. Prior year and prior period financial statements have been reclassified to conform to this presentation. (Refer to Note 3.)

     On September 30, 1994 the company completed the acquisition of Westland Oil Company, Inc. and the Specialty Oil Companies, all of Shreveport, Louisiana. The purchase price of the acquisition was 4,000,000 shares of common stock valued at $57,750,000 and cash consideration of $19,500,000. The company also assumed approximately $42,000,000 in indebtedness of the acquired companies. In addition, the company also purchased certain related equipment for $1,541,000 and the company agreed to purchase certain real property used in the acquired companies' operations for $9,000,000 at a later date. Funds used for the acquisition were the proceeds from the sale of Heritage Insurance Group, Inc. which disposition was completed on August 31, 1994. The acquisition was accounted for under the purchase method and, accordingly, the Consolidated Balance Sheet for September 30, 1994 includes the assets and liabilities related to this acquisition. The purchase price allocation to assets and liabilities is preliminary as of September 30, 1994. Further details of the transaction, including pro forma consolidated results of operations, are provided in Note 7 of Notes to Consolidated Financial Statements.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

    Discussion and Analysis of Results of Operations and Financial Condition

                                   --------

        In the quarter and nine months ending September 30, 1994, the motor oil division operating profits declined 12% to $4,702,000 and $12,970,000 while revenues in these periods increased 15% and 10% to $131,005,000 and $366,052,000. Branded motor oil sales volume increased 16% in the third quarter and 10% for the nine months to primarily account for the revenue increases. Third quarter and year-to-date automotive consumer product sales were up 25%. Other third quarter variances that impacted sales included: gasoline, fuel oil and kerosene sales volume down 20%, refinery lube stock sales volume down 39% and average lube stock sales prices up 25%. Operating profit declines in the third quarter and nine months resulted from increases in expenses of approximately $5,500,000 and $16,900,000 for marketing expenses, higher selling expenses geared towards developing additional sales volume and higher freight from additional volume. Additionally, during the third quarter of 1993 certain inventory quantities were reduced resulting in liquidations of LIFO inventories. The effect of these liquidations was a decrease in operating profit of $600,000 for the quarter and nine months ended September 30, 1993. Nine-month results also include expenses of approximately $1,500,000 associated with the December 1993 lawsuit filed against the company for alleged environmental violations at the Congo refinery. (Refer to Note 4.) Operating profit has been negatively impacted by a shift to more bulk sales where the gross profit margin is lower. Increases since January 1, 1994 for the cost of packaging and additives also had a negative impact on operating profits. A price increase for branded motor oil products effective September 1 should improve branded motor oil gross profit margins for the remainder of 1994. Starting in the fourth quarter of 1994, the operating results generated by the purchase of Westland Oil Company, Inc. and the Specialty Oil Companies will be included in the motor oil business segment.

     The fast lube segment reported third quarter operating profits of $1,741,000 on sales and operating revenues of $30,470,000 compared to profits of $1,729,000 on revenues of $26,524,000 last year. Year-to-date operating profits were $4,520,000 on revenues of $84,596,000 compared to profits of $2,687,000 on revenues of $77,558,000 last year. Car counts in 1994 increased 10% and 8% for the three and nine months ended September 30. Third quarter and year-to-date advertising expenses have increased $323,000 and $776,000 while third quarter employee benefit expenses are up approximately $243,000.
`
     Operating profits for the third quarter and first nine months of 1994 at the natural gas exploration and production business were $60,000 and $4,200,000 compared to a third quarter operating loss of $169,000 and year-to-date operating profit of $2,858,000 in 1993. Revenues increased 7% to $6,054,000 in the third quarter

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

    Discussion and Analysis of Results of Operations and Financial Condition

                                   --------

while year-to-date revenues of $21,657,000 increased 12% over 1993. Natural gas sales volume increased 20% for the quarter and nine months ended September 30 and included deliveries made through the new Stagecoach pipeline. Natural gas year-to-date average sales prices were up 4% per MCF but third quarter average prices dropped 6% per MCF. Natural gas prices are expected to decline throughout the fourth quarter resulting in a deterioration of operating results in this business segment for the remainder of 1994. Third quarter and year-to-date crude oil sales volumes were down 19% and 14% while year-to-date average sales prices were off 14% per barrel. Nine-month depreciation and depletion expense has increased $1,219,000 due to changes in crude oil reserve estimates and increased natural gas production.

     Truck-Lite operating profits in 1994 of $2,680,000 and $10,114,000 increased 122% and 112% over the third quarter and first nine months of 1993. Revenues were up 27% for the quarter to $24,281,000 and 24% for the nine months to $75,499,000. Automotive and original equipment truck trailer lighting sales volume is 19% and 17% ahead of the same periods last year. This combined with the sale of higher priced products accounts for the increased operating profits and revenues. Selling, general and administrative expenses are up
13% for the nine months and include a third quarter charge of $500,000 for additional employee costs.

     Corporate interest expense of $3,443,000 for the first nine months of 1994 is down 18% from last year due to lower average debt in 1994. Corporate expenses of $14,423,000 through September 30, 1994 are up 26% primarily due to higher postretirement, performance incentive and legal expenses and reduced expenses in the third quarter of 1993 of approximately $1,600,000 to adjust employee benefit reserves.

     Income, net of taxes, from discontinued insurance operations in the third quarter was $1,476,000, or $.05 per share, compared to a loss of $967,000, or $.04 per share, in 1993. The third quarter results include a gain from the sale of the business of $377,000, or $.01 per share. Year-to-date income was $4,761,000 or $.17 per share, compared to $2,692,000 or $.10 per share last year. The 1993 third quarter and nine month insurance income includes a $5,000,000 pre-tax charge to reserve for an estimate of probable liability related to an adverse California jury decision. This lawsuit was settled in the fourth quarter of 1993.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

    Discussion and Analysis of Results of Operations and Financial Condition

                                   --------

     The effective income tax rate for continuing operations was lowered to 33% for the nine months ended September 30, 1994 from 41% for the six months ended June 30, 1994 due to a reduction in the estimated state tax rate and additional available foreign and other tax credits. This change resulted in an 8% effective tax rate for the quarter ended September 30, 1994.

        Cash provided by operations for the first nine months of 1994 was $30,522,000 compared to $37,275,000 in 1993. This decrease resulted primarily from reduced cash from the discontinued insurance operations and additional cash used by coal activities. Cash used by coal activities was $12,601,000 in the first nine months. Investing activities included proceeds from the sale of the discontinued insurance operations, net of discontinued operations' cash, of $76,851,000. Cash proceeds from investing activities also included the sale of property and equipment of $4,099,000 of which $1,690,000 related to the discontinued coal operations, and proceeds from the sale of discontinued insurance company bonds and securities of $47,781,000. Cash used in investing activities included acquisition of businesses, net of cash acquired, of $28,366,000, capital expenditures of $22,481,000, and disbursements to purchase insurance company bonds and securities of $60,513,000. Cash used in financing activities was $25,097,000 and included payments of $17,194,000 to primarily pay Specialty Oil Company debt at the time of aquisition and $8,206,000 paid for dividends.

     On October 27, 1994 the Board of Directors of the company authorized a quarterly dividend of 10 cents per share payable December 15 to shareholders of record as of November 15, 1994.

                                    PART II.


                               OTHER INFORMATION

                                    PART II
                               OTHER INFORMATION
                   QUAKER STATE CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
(a)  Exhibits:

     4(a). Amendment No. 3 to Credit Agreement, dated as of August 1, 1994, by and among Quaker State Corporation, certain Banks, and PNC Bank, National Association, as Agent for the Banks, filed herewith.

     4(b). Amendment No. 4 to Credit Agreement, dated as of September 30,
           1994, by and among Quaker State Corporation, certain Banks, and PNC Bank, National Association, as Agent for the Banks, filed herewith.

     4(c). Second Amendment to Note Agreements, dated as of September 30,
           1994, between Quaker State Corporation and certain insurance companies, filed herewith.

    10(a). Employment Agreement, dated as of August 1, 1994, between Quaker
           State Corporation and Herbert M. Baum, filed herewith.

    10(b). Employment Agreement, dated as of September 30, 1994, between
           Quaker State Corporation and L. David Myatt, filed herewith.

       11. Computation of Net Income Per Share for the quarters and nine month periods ended September 30, 1994 and 1993, filed herewith.

       27. Financial Data Schedule, filed herewith.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed by Quaker State on September 15, 1994. The report disclosed under Item 2 that on August 31, 1994, Quaker State completed the sale of all of the stock of its wholly owned subsidiary, Heritage Insurance Group, Inc., to General Electric Capital Corporation. Filed with this report were a Pro Forma Consolidated Statement of Operations of Quaker State Corporation and Subsidiaries for the fiscal year ending December 31, 1993 and a Pro Forma Consolidated Balance Sheet of Quaker State Corporation and Subsidiaries at June 30, 1994.

     A report on Form 8-K was filed by Quaker State on October 14, 1994.
     The report disclosed under Item 2 that on September 30, 1994, Quaker State completed the acquisition of all of the capital stock of Westland Oil Company, Inc. and the acquisition by merger of the Specialty Oil Companies. The financial statements and pro forma financial information required by Item 7 of Form 8-K with respect to these acquisitions will be filed as soon as practicable but in any event not later than 60 days following the required filing date for that report on Form 8-K.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES




                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                QUAKER STATE CORPORATION
                                                      (Registrant)


Date 11/10/94                                  By  Herbert M. Baum
     ---------                                    ----------------------------
                                                   Herbert M. Baum
                                                   Chairman of the Board,
                                                    President and
                                                   Chief Executive Officer



Date 11/10/94                                  By  R. Scott Keefer
     ---------                                    ----------------------------
                                                   R. Scott Keefer
                                                   Vice President, Finance and
                                                   Chief Financial Officer

                            QUAKER STATE CORPORATION

                                  EXHIBIT LIST
                                  ------------
     The following Exhibits are required to be filed with this quarterly report on Form 10-Q.

Exhibit No. and Document
- ------------------------
 4(a).   Amendment No. 3 to Credit Agreement, dated as of August 1, 1994, by and among Quaker State Corporation, certain Banks, and PNC Bank,
         National Association, as Agent for the Banks, filed herewith.

 4(b). Amendment No. 4 to Credit Agreement, dated as of September 30, 1994, by and among Quaker State Corporation, certain Banks, and PNC Bank,
         National Association, as Agent for the Banks, filed herewith.

 4(c). Second Amendment to Note Agreements, dated as of September 30, 1994, between Quaker State Corporation and certain insurance companies, filed herewith.

10(a).   Employment Agreement, dated as of August 1, 1994, between Quaker State
         Corporation and Herbert M. Baum, filed herewith.

10(b).   Employment Agreement, dated as of September 30, 1994, between Quaker
         State Corporation and L. David Myatt, filed herewith.

11. Computation of Net Income Per Share for the quarters and nine month periods ended September 30, 1994 and 1993, filed herewith.

27.      Financial Data Schedule, filed herewith.