Form 10-K
period 1994-12-31
QUAKER STATE CORP
filed 1995-03-28
CIK 81381

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1994

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from           to

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

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for at least the past 90 days. Yes X   No
                                                       -   --
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     The registrant estimates that as of March 15, 1995 the aggregate market value of the shares of its Capital Stock held by non-affiliates of the registrant was more than $417,000,000.

     As of March 15, 1995, there were 31,472,516 shares of Capital Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Quaker State's 1994 Annual Report to Stockholders are incorporated by reference into Parts I and II of this annual report on Form 10-K.

     Portions of the Proxy Statement for Quaker State's Annual Meeting of Stockholders to be held on May 25, 1995 are incorporated by reference into Part III of this annual report on Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Quaker State Corporation ("Quaker State" or the "Company"), a Delaware corporation formed in 1931, has its principal place of business at 255 Elm Street, Oil City, Pennsylvania. Quaker State's dominant business is the manufacture and sale of branded and private label motor oils and lubricants (see "Motor Oil Division" below). Quaker State's business segments also include the production of natural gas and crude oil, fast lube operations, the manufacture and sale of safety lighting equipment and docking operations (see "Natural Gas Exploration and Production Division," "Q Lube", "Truck-Lite" and "Docking Operations" below). Quaker State is no longer engaged in insurance or coal operations (see "Discontinued Insurance Operations" and "Discontinued Coal Operations" below).

MOTOR OIL DIVISION

     The Quaker State Motor Oil Division manufactures and sells lubricants (primarily motor oils for automobiles and trucks) and fuels. The lubricants include transmission fluids, gear lubricants and greases for automobiles and trucks, as well as specialty lubricants designed for other types of vehicles, such as sport utility vehicles, marine craft, motorcycles and snowmobiles. All the lubricants except certain of those sold through Specialty Oil Company, Inc. (see below) are sold under the Quaker State brand name. The fuels sold by Quaker State include gasoline, fuel oils (diesel fuel and heating oils) and kerosene. Quaker State also purchases and resells automotive consumer products.

     On September 30, 1994, Quaker State completed the acquisition by merger of the four Specialty Oil Companies into a wholly owned subsidiary named Specialty Oil Company, Inc. ("Specialty") for $19,500,000 in cash and the purchase of all of the capital stock of Westland Oil Company, Inc. ("Westland") in exchange for 4,000,000 shares of Quaker State capital stock. Specialty and Westland are headquartered in Shreveport, Louisiana and are now part of the Quaker State Motor Oil Division. Through Specialty, Quaker State markets and distributes private label, proprietary brand and major national brand lubricants and other automotive aftermarket products. Through the Specialty Environmental Services Division of Specialty, Quaker State provides collection, transportation and recycling services for used oil, brake fluid and antifreeze and used oil filters. Westland blends and packages motor oils, other lubricants and related products, which are sold primarily to Specialty. Unless otherwise noted, 1994 results include the fourth quarter results of operations of Specialty and Westland.

     Manufacturing. Motor oils are made by blending additives with lubricant stocks refined from crude oil. Quaker State's motor oils are made from lubricant stocks produced at its Congo refinery located in Newell, West Virginia or from lubricant stocks purchased from other refiners. The Congo refinery is specially designed to maximize the production of lubricant stocks from Pennsylvania Grade crude oil. Although it was built in 1971, the Congo refinery remains one of the newer lubricant stock refineries in the United States, and it has sufficient capacity to meet planned production requirements.

     During the three years ended December 31, 1994, the following amounts of Pennsylvania Grade crude oil were processed at the Congo refinery:
1994-3,919,000 barrels; 1993-3,710,000 barrels; and 1992-3,743,000 barrels.
Crude oil is available from a large number of suppliers. Quaker State purchases most of its crude oil from suppliers with whom, for the most part, Quaker State has been doing business for many years. During 1994, Quaker State purchased crude oil from approximately 1,400 producers, including one producer which accounted for approximately 12% of Quaker State's purchases. Purchases are made pursuant to informal arrangements which may be terminated at any time or pursuant to joint venture, operating, farmout or similar agreements under which Quaker State has the contractual right to purchase the crude oil if produced. During the three years ended December 31, 1994, the weighted average price per barrel of crude oil purchased by Quaker State was: 1994-$15.59; 1993-$16.17; and 1992-$17.32. A small portion of the crude oil processed by Quaker State at the Congo refinery is produced by Quaker State itself (see "Natural Gas Exploration and Production Division-Crude Oil" below).

     During 1994, 1993 and 1992, approximately 43%, 44% and 45%, respectively, of the lubricant stocks used in Quaker State branded motor oils were produced at the Congo refinery. Some lubricant stocks produced at the Congo refinery are sold to third parties.

     Quaker State blends lubricant stocks with additives to produce motor oils at facilities at the Congo refinery, at a blending and packaging plant owned and operated by Quaker State in Vicksburg, Mississippi, and at a blending and packaging plant owned and operated by Quaker State in Carson, California (near Los Angeles).

     Quaker State's Canadian subsidiary, Quaker State, Inc., owns and operates a plant in Burlington, Ontario (near Toronto) to package blended motor oils supplied by the Congo refinery.

     Westland purchases lubricant base stocks and chemical additives, blends them into finished lubricants and related products and packages finished lubricants and related products at a leased blending and packaging plant in Shreveport, Louisiana and at a blending and packaging plant owned by Westland in San Antonio, Texas.

     Quaker State sells the majority of its branded motor oils (by volume) in packages; however, it sells a significant amount in bulk. Packaged motor oils are sold primarily in one quart plastic bottles. In the United States, the plastic bottles are made by others to Quaker State's specifications. In Canada, the plastic bottles are made by Quaker State, Inc. at the Burlington, Ontario facility. Westland packages lubricants in containers ranging in size from four ounces to 55 gallons and also sells lubricants in bulk. Westland makes certain plastic containers itself and purchases the other containers from a number of suppliers.

     Greases and some specialty lubricants sold by Quaker State are made by others to the Company's specifications.

     Gasoline, fuel oils and kerosene account for approximately 57% of the output (by volume) of the Congo refinery. Wax is also a by-product of the refining process.

     Raw materials other than crude oil and containers consist primarily of lubricant stocks produced by other refiners, chemicals, fuels and additives, which are available from a number of sources. Availability of Pennsylvania Grade crude oil depends primarily on the price which purchasers, including Quaker State, are willing to pay, which in turn depends on the prevailing market prices for all types of crude oil. The available supply of Pennsylvania Grade crude oil has been declining for some time and is expected to continue to decline. Although Quaker State believes that an adequate supply of Pennsylvania Grade crude oil will be available for the Congo refinery for the near future, the Company is studying the cost and availability of alternatives, should a shortage occur.

     Quaker State owns and operates a fleet of tank trucks to gather crude oil produced in eastern Ohio and western Pennsylvania and transport it to the Congo refinery or to a crude oil terminal and storage complex owned and operated by Quaker State at Magnolia, Ohio. From there, crude oil flows through a pipeline to the Congo refinery. Other crude oil is gathered by regulated pipeline companies and barged to the Congo refinery.

     Domestic Sales. Quaker State sells motor oils and other lubricants to retailers directly and through independent distributors.

     Direct sales are made to national and regional chain stores, to fast lube centers and to resellers and end users primarily in large metropolitan areas. The resellers include wholesalers and retailers, and the end users include industrial and commercial accounts and fleet customers.

     As of December 31, 1994, Quaker State had 97 independent distributors selling in all 50 states. Independent distributors resell to service stations, retailers, automobile dealers, repair shops, fast lube centers, automobile parts stores, retail food chains, fleet and commercial customers and wholesale outlets. During the three years ended December 31, 1994, the independent distributors accounted for the following percentages of Quaker State's total branded motor oil sales revenues in the United States: 1994-33.6%; 1993-35.3%; and 1992-33.6%.

     Gasoline, fuel oils and kerosene are sold F.O.B. the Congo Refinery to wholesalers located for the most part in Ohio, Pennsylvania and West Virginia.

     Sales of automotive consumer products are made to the same entities to which lubricant sales are made. The leading products are oil, air and fuel filters. Antifreeze, brake and power steering fluids, fuel additives, spray lubricants and cleaners and automotive undercoatings also are sold.

     Foreign and Export Sales. Quaker State, Inc. has sold Quaker State branded motor oils in Canada for many years. Sales in Canada are made primarily through independent distributors under contract with the Canadian subsidiary, but also directly to customers. Quaker State believes that its motor oils are the largest selling branded motor oil in Canada.

     Quaker State sells branded motor oils in Japan through a Quaker State subsidiary formed in 1990 and in Mexico through a licensee. Quaker State believes that its motor oils are the largest selling independent brand in Mexico.

     Quaker State makes export sales of motor oils in 74 foreign countries through independent distributors. Export sales have increased significantly during the 1990s and efforts are being made to further increase these sales. The largest amount of export sales is made in the Dominican Republic. During 1994, a significant part of the export sales also was made to Guatemala, Ecuador, Poland, Sweden and Taiwan.

     Small amounts of greases, gear lubricants and automotive consumer products such as filters and chemicals are exported to certain foreign countries.

     During the three years ended December 31, 1994, total revenues from foreign operations, including export sales, were: 1994- $68,661,000; 1993-$55,436,000;
and 1992-$47,389,000. The largest component of these revenues is attributable to Canada.

     Marketing. Quaker State aggressively markets its branded lubricants and automotive consumer products. In particular, Quaker State relies heavily on media advertising to project the quality image of its motor oils and other products and to maintain its competitive position.

     In addition to media advertising, total marketing costs include sponsorship of automobile racing teams, participation in automotive trade shows and distribution of promotional materials. Quaker State also provides marketing allowances to its customers and has incentive programs for its direct retail customers and independent distributors.

     Quaker State has trademark registrations or applications in effect covering the use of its trademarks "Quaker State," "Quaker State 4X4," "Lubriguard," "Itasca" and other product names, logos and designs utilized in connection with the sale of its products. Quaker State believes that these registrations and applications are important to the success of its marketing efforts and have been effective in preventing the use of the trademarks by others. The trademark registrations expire at various dates, but in each case may be renewed.

     Operating Profit. During the three years ended December 31, 1994, the operating profit for the Motor Oil Division (including the foreign operations) was: 1994-$16,401,000; 1993-$17,484,000; and 1992-$23,336,000. Branded motor oil sales volume increased in 1994, but operating profits were lower than in 1993 due to a change in product mix and increased selling, marketing, freight and administrative expenses.

NATURAL GAS EXPLORATION AND PRODUCTION DIVISION

     Natural Gas--Quaker State owns interests in, explores for and develops natural gas production properties, primarily in the Pennsylvania Grade crude oil producing area (see "Crude Oil" below). As of December 31, 1994, 1993 and 1992, Quaker State had 425, 364, and 334 net productive natural gas wells, respectively. During the three years ended December 31, 1994, Quaker State's net natural gas production was: 1994-6,948,000 mcf.; 1993-5,841,000 mcf.; and
1992-5,635,000 mcf. Quaker State acts as operator of most of the wells. Much of the 1994 increase in natural gas production is attributable to the completion in 1994 of a natural gas pipeline to the Stagecoach Field in south central New York and north central Pennsylvania, where sales had been restricted by lack of pipeline capacity for several years.

     During the three years ended December 31, 1994, the weighted average price per mcf. received by Quaker State for natural gas was: 1994-$2.23; 1993-$2.30; and 1992-$2.26. The price of natural gas declined significantly in the second half of 1994 and is expected to remain depressed during 1995, negatively impacting revenue and operating profit in this segment. Most natural gas is sold directly to industrial customers or to brokers who resell to industrial customers and is transported to these customers from producing areas by common carrier pipelines. Some natural gas is sold directly to state regulated utility companies. As of December 31, 1994, Quaker State had 49,225,000 mcf. and 25,739,000 mcf. of developed and undeveloped natural gas reserves, respectively.

     Capital expenditures for exploration and development of natural gas production properties have been significant throughout the 1990s. The success of these activities is reflected in the increased production shown above. During 1994, 34.5 net productive developmental wells, 8.3 net productive exploratory wells and 7.4 net dry holes were drilled.

     Crude Oil--Quaker State produces Pennsylvania Grade crude oil from its own crude oil producing properties in Ohio and West Virginia. As of December 31, 1994, 1993 and 1992, Quaker State had 1,103, 1,208, and 1,278 net productive oil wells, respectively. During the three years ended December 31, 1994, Quaker State's net crude oil production in barrels was: 1994-367,000; 1993-423,000; and 1992-438,000. Quaker State acts as operator of most of these wells.

     During 1994, two net productive developmental oil wells were drilled. As of December 31, 1994, Quaker State had 2,848,000 barrels and 731,000 barrels of developed and undeveloped Pennsylvania Grade crude oil reserves, respectively.

     During 1994, crude oil produced by Quaker State accounted for approximately 7.5% of the crude oil processed by the Congo refinery. For segment reporting purposes, crude oil is sold by the Natural Gas Exploration and Production Division ("Natural Gas E & P") to the Motor Oil Division at the same daily market price at which Pennsylvania Grade crude oil is purchased by Quaker State from third parties. Certain crude oil produced by Quaker State is sold to third parties.

     Other--Quaker State also receives income from: (i) transporting gas owned by others through gas gathering systems in which Quaker State has an ownership interest, (ii) overhead fees for operating natural gas and oil wells for others and (iii) timber sales from properties acquired by Quaker State in conjunction with oil and gas activities.

     Operating Profit--During the three years ended December 31, 1994, Natural Gas E & P had the following operating profit: 1994-$5,387,000; 1993-$3,103,000; and 1992-$3,835,000. Operating profit in 1994 increased as a result of an increased volume of natural gas sales.

Q LUBE

     Quaker State, through its subsidiaries Q Lube, Inc. (formerly known as Quaker State Minit-Lube, Inc.) and McQuik's Oilube, Inc. (collectively, "Q Lube"), is one of the largest operators and franchisors of fast lube centers in the United States. Fast lube centers are service outlets providing quick and inexpensive oil changes and lubrication for automobiles and related services. Q Lube, Inc. was acquired in November 1985 and McQuik's Oilube, Inc. in May 1989. The administrative offices of Q Lube are located in Salt Lake City, Utah.

     As of December 31, 1994, there were 428 Q Lube stores in the United States, of which 319 were owned or leased and operated by Q Lube and 109 were operated by franchisees. The fast lube centers owned by Q Lube and its franchisees are operated under the names Q Lube, McQuik's Oilube or Quaker State Minit-Lube.

     The fast lube centers of Q Lube and its franchisees are located in 24 states primarily in the West, Midwest and Southeast. There are also 26 fast lube centers in the Province of Ontario that are owned and operated or franchised by a joint venture between Q Lube and another company.

     Q Lube is one of Quaker State's largest customers. Quaker State supplies most of the motor oils used and sold in the Q Lube centers, and these centers are the largest users of Quaker State motor oils sold in bulk. For segment reporting purposes, motor oils and other automotive consumer products, such as filters, are sold by the Motor Oil Division to Q Lube at prices comparable to the prices the Motor Oil Division charges to other customers.

     In September 1994, Q Lube entered into a license agreement with Interline Resources Corporation under which Q Lube obtained a license to use certain used oil recovery technology. Q Lube currently plans to open a pilot used oil recovery unit utilizing this technology during 1995, and may construct additional units depending upon the operating results of the pilot unit.

     Beginning in 1992, Q Lube began to convert certain of its company-operated fast lube centers to the name Q Lube, featuring heightened Quaker State identification. As of December 31, 1994, approximately 45% of the company-operated centers were operated under the Q Lube name. Most of the remaining company-operated centers will be converted over the next two years.

     Operating Profit. During the three years ended December 31, 1994, Q Lube's operating profit was: 1994-$5,726,000; 1993- $3,045,000; and 1992-$1,958,000.
Operating profit in 1994 increased as a result of an increase in the number of cars serviced at company-owned centers. The increase in operating profit for 1993 was attributable primarily to the result of disposition during the first quarter by Q Lube of 16 fast lube centers in unprofitable markets and reductions in operating costs. The 1992 operating profit is before a one-time charge of $3,200,000 for the planned conversion to the Q Lube name.

TRUCK-LITE

     Quaker State's subsidiary Truck-Lite Co., Inc. ("Truck-Lite") manufactures vehicular safety lighting equipment, which is sold to original equipment manufacturers and replacement parts distributors. Truck-Lite's product line consists of custom designed safety and interior lights for passenger cars, light trucks and vans; sealed and bulb replaceable stop, turn and indicator lights for heavy-duty trucks; and sealed wiring harness systems for heavy-duty truck trailers. The administrative offices of Truck-Lite are located in Falconer, New York.

     Most of Truck-Lite's products for passenger cars, light trucks and vans are manufactured in Falconer, New York. Most of the products for heavy-duty trucks and truck trailers are manufactured in McElhattan and Wellsboro, Pennsylvania. The Wellsboro operation was acquired by Truck-Lite during 1994 from a former contractor for Truck-Lite. The Falconer facilities are owned; the McElhattan and Wellsboro facilities are leased.

     Products for passenger cars, light trucks and vans are distributed from the Falconer facility. Products for heavy-duty trucks and truck trailers are distributed from leased distribution centers in McElhattan and Sacramento, California. Truck-Lite also manufactures specially designed heavy-duty lighting products for sale in Europe through a subsidiary formed for this purpose.

     During the three years ended December 31, 1994, Truck-Lite's operating profit (loss) was: 1994-$11,756,000; 1993-$5,731,000; and 1992-($3,665,000).
Sales volume and operating profit for 1994 reached record high levels for Truck-Lite.

DOCKING OPERATIONS

     Quaker State's subsidiary Valley Camp, Inc. operates iron ore pellet and potash terminals and a bulk materials handling dock accessible to Lake Superior at Thunder Bay, Ontario.

     During the three years ended December 31, 1994, the operating profit of the docks business was: 1994-$1,753,000; 1993- $1,138,000; and 1992-$2,137,000. The
figures for 1992 include the operating profit of a subsidiary engaged in docking operations that was sold at the end of 1992. The 1994 results include a pretax gain due to termination of the pension plan at the docking operations.

DISCONTINUED INSURANCE OPERATIONS

     From 1984 to 1994, Quaker State was engaged in the insurance business, including credit life insurance, accident and health insurance and specialty indemnity coverages for automobiles and consumer appliances, through its subsidiary Heritage Insurance Group, Inc. ("Heritage"). On August 31, 1994, Quaker State completed the sale of all of the capital stock of Heritage to General Electric Capital Corporation for approximately $82,000,000 after satisfaction of certain intercompany obligations. Heritage's operating results are segregated and reported as discontinued insurance operations in Quaker State's 1994 Consolidated Statement of Operations.

     For further information with respect to the discontinued insurance operations, see Note 3 of the Notes to Consolidated Financial Statements in Quaker State's 1994 Annual Report to Stockholders (the "1994 Annual Report").

DISCONTINUED COAL OPERATIONS

     From 1976 to 1992, Quaker State was engaged in coal operations through its subsidiary The Valley Camp Coal Company ("Valley Camp"). In December 1992, Valley Camp discontinued its coal operations and, accordingly, its operating results were segregated and reported as discontinued coal operations in Quaker State's 1992 Consolidated Statement of Operations. Reclamation work proceeded in 1994 at the mines formerly operated by two of Valley Camp's subsidiaries, as did sales of the remaining assets related to the discontinued coal operations. As of December 31, 1994, approximately $2.2 million in assets of the discontinued coal operations remained to be sold.

     As of December 31, 1992, Valley Camp and its subsidiaries had 555 employees. Hourly employees were covered by a union pension plan. Salaried employees were covered by Quaker State's salaried pension plan. As of December 31, 1994, Valley Camp and its subsidiaries had 5 employees.

     For further information with respect to the discontinued coal operations, see Notes 4 and 13 of the Notes to Consolidated Financial Statements contained in the 1994 Annual Report.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Financial information as to Quaker State's operations by business segment (i.e., Motor Oil Division, Natural Gas E & P, Q Lube, Truck-Lite and Docking Operations) is set forth in the segment information table which appears on page 20 of the 1994 Annual Report as well as under the heading "Management's Discussion and Analysis" which appears on pages 17 through 19 of the 1994 Annual Report. This financial information is incorporated in this item by reference.

     Certain information (identifiable assets, capital expenditures and depreciation, depletion and amortization) relating to the discontinued operations is included in the segment information table and is incorporated in this item by reference.

COMPETITION

     The branded motor oil business is highly competitive. In the United States, the major competitors of Quaker State and their principal brands of motor oil are Pennzoil Company (Pennzoil), Ashland Oil, Inc. (Valvoline), Texaco, Inc. (Havoline) and Burmah Castrol PLC (Castrol). In foreign countries, Quaker State competes with foreign manufacturers (including some that are government-owned) and with its major U.S. competitors. Many of the competitors, particularly the major integrated oil companies, have finished motor oil capacities and financial resources substantially greater than Quaker State's. The principal methods of competition in the branded motor oil business are product quality, distribution capability, advertising and sales promotion. Quaker State also competes with Pennzoil Company and Witco Chemical Corporation in the purchase of Pennsylvania Grade crude oil.

     In the sale of private label lubricants, Quaker State competes with a number of small blending and packaging companies. The principal methods of competition are product quality and price. In the waste oil collection, transportation, management and recycling business, Quaker State competes with Safety Kleen Corporation, International Petroleum Company, the First Recovery division of Ashland Oil, Inc. and a number of regional waste oil haulers. The principal methods of competition are price, quality and reliability of service.

     The fast lube business is also highly competitive. The major competitors of Quaker State are Jiffy Lube International, Inc. (a subsidiary of Pennzoil Company) and Ashland Oil, Inc. through its Valvoline Instant Oil Change centers. In addition to competing with other fast lube centers, Q Lube competes with local automobile dealers, service stations and garages. The principal methods of competition are quality of service, price and sales promotion.

     The market for vehicular safety lighting equipment is highly competitive. Truck-Lite competes with other independent manufacturers including Grote Industries, Peterson Manufacturing Company and the Signal Stat Division of Federal Mogul, as well as with companies owned by truck and automobile manufacturers. The principal methods of competition are quality, price and technical innovation.

RESEARCH AND DEVELOPMENT

     Research and development activities in the Motor Oil Division are directed toward continued improvement of Quaker State motor oils and other lubricants and the development of new or improved automotive consumer products. Research and development personnel develop quality control programs to assure the continuous production of high quality products and provide extensive technical services in the manufacturing, packaging, sales and marketing operations as well as to customers. Research and development activities are also conducted at Truck-Lite, to develop new products and to improve existing products and processes. The amount spent on research and development by Quaker State during each of the three years ended December 31, 1994 is not material.

GOVERNMENT REGULATION

     Environmental. Quaker State and certain of its subsidiaries are subject to various federal, state and local air, water, land use and waste management laws and regulations. In particular, these laws and regulations affect motor oil manufacturing operations, natural gas and crude oil producing activities, used oil and other automotive fluids collection and fast lube operations. In motor oil manufacturing, permits are required for the discharge of water used in operations into navigable waters and for certain hazardous waste activities. Air pollution regulations apply to emissions from boilers. In natural gas and crude oil production, the laws and regulations relate principally to the discharge of crude oil, the disposal of wastes such as brine from drilling operations and the cleanup and plugging of wells upon abandonment of producing properties. Regulations govern the collection, transportation and disposition of used motor oil and other automotive fluids. Federal regulations impose standards for tanks and tank farms storing these materials, recordkeeping and labelling requirements and management standards. In the fast lube operations, waste management regulations apply to the disposition of used motor oil and other petroleum products.

     Other. Truck-Lite's products are subject to regulations of the Federal Department of Transportation that govern the brightness, placement and physical durability of lighting.

ENVIRONMENTAL EXPENDITURES

     Capital expenditures for pollution control facilities during the three years ended December 31, 1994 were as follows: 1994-$3,152,000; 1993-$1,823,000;
and 1992-$1,950,000. Capital expenditures for pollution control facilities during 1995 are expected to amount to approximately $2,300,000.

     The capital expenditures for pollution control facilities in 1994, 1993 and 1992 included upgrading and replacing underground storage tanks in Q Lube's operations. In all three years, expenditures were made in connection with new drilling by Natural Gas E & P. Anticipated expenditures in 1995 for pollution control facilities include expenditures related to new drilling by Natural Gas E & P, continued upgrading and replacement of underground storage tanks in the Q Lube operations, and the installation of new boiler stacks, monitoring equipment and flow meters at the Congo refinery to comply with the federal Clean Air Act.

     Quaker State and certain of its subsidiaries have received notices from the United State Environmental Protection Agency (the "USEPA") and a similar state agency that they may be responsible for response and cleanup costs with respect to certain Superfund sites (see Item 3 of this annual report).

     Quaker State sold its crude oil refinery in St. Mary's, West Virginia in December 1987. The purchaser filed for bankruptcy in December 1988 and in August 1991 the bankruptcy trustee sold the refinery to a second purchaser. In connection with this transaction, Quaker State provided certain indemnities with respect to the environmental conditions at the refinery. In May 1990, Quaker State sold its crude oil refinery in Farmers Valley, Pennsylvania and a wax plant (formerly also a crude oil refinery) in Emlenton, Pennsylvania and provided the purchaser with similar indemnities. Quaker State expects that it will incur some expenditures related to these indemnities and also expects that it will incur some expenditures for environmental conditions associated with its discontinued coal operations.

     For further information with respect to environmental expenditures, see the information under the heading "Management's Discussion and Analysis", and Notes 1, 8 and 10 of the Notes to Consolidated Financial Statements, contained in the 1994 Annual Report.

EMPLOYEES

     As of December 31, 1994, Quaker State and its subsidiaries had 4,939 full-time employees (excluding employees of its discontinued coal operations) and 466 temporary and part-time employees.

     Approximately 13% of the Company's employees are represented by various labor unions. Collective bargaining agreements are in effect with all of the unions. The collective bargaining agreement covering the bargaining unit at the Congo refinery expires in January 1996.

ITEM 2. PROPERTIES.

     Information with respect to the location and general character of the materially important principal properties of Quaker State and its subsidiaries, identified by the business segments utilizing such properties, is included in
Item 1 of this annual report and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

     Congo Refinery Environmental Litigation. In December 1993, the United States commenced a lawsuit against Quaker State in the United States District Court for the Northern District of West Virginia. The Amended Complaint alleges, inter alia, that Quaker State has violated the federal Resource Conservation and Recovery Act ("RCRA") and the federal Clean Air Act at its Congo refinery. The Amended Complaint alleges that several units that are part of the plant wastewater treatment system also receive hazardous waste and should properly be characterized and permitted as hazardous waste surface impoundments. Quaker State has contended that these units are tanks and are exempt from federal hazardous waste regulation.

     The United States alleges that, if characterized as surface impoundments, the structures have not had proper permits since 1980, that Quaker State has violated various regulations relating to the structures and that Quaker State's management of the units has constituted improper treatment and disposal of hazardous wastes at various dates after 1980. The Amended Complaint also alleges Clean Air Act violations pertaining to asbestos removal at the Congo refinery during 1990, 1991 and 1992, alleged violations of the State Implementation Plan since November 1991 (relating to combustion of process and sour gas streams) and an alleged opacity violation in April 1993.

     The Amended Complaint requests injunctive relief and civil penalties not exceeding $25,000 for each day of violation of RCRA and the Clean Air Act. Extensive discovery has been conducted by the parties to date. Quaker State and the United States are engaged in settlement negotiations, but no final settlement has been reached. For further information with respect to this lawsuit, see the information under the heading "Management's Discussion and Analysis", and Note 10 of the Notes to Consolidated Financial Statements, contained in the 1994 Annual Report.

     CERCLA Matters.  In December 1988, Q Lube received a notice from the
USEPA pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), identifying Q Lube as a potentially responsible party ("PRP") for response and cleanup costs with respect to a waste disposal site known as the Petrochem/Ekotek Superfund Site in Salt Lake City, Utah. In August 1989, Q Lube and 34 other respondents entered into a Consent Order under which the respondents agreed to fund the costs of the cleanup of the surface of the contaminated property. The respondents have advanced $10,000,000 toward these costs, of which Q Lube's share to date has amounted to approximately $600,000. A comprehensive remedial investigation and feasibility study of this site was recently completed, and discussions with the USEPA concerning a remedial plan are expected to begin in the near future.

     Quaker State and certain of its subsidiaries have received similar notices from the USEPA under CERCLA that each may be a PRP responsible for cleanup costs with respect to a waste disposal site identified by the USEPA. In addition, Quaker State has received a similar notice from the California Department of Toxic Substances Control (the "DTSC") under CERCLA as well as a California statute. The USEPA and DTSC are conducting investigations regarding alleged releases or threatened releases of hazardous substances from these sites and have contacted all parties that may have arranged for the disposal, treatment or transportation of hazardous substances to the sites.

     For further information with respect to CERCLA matters, see the information under the heading "Management's Discussion and Analysis," and Note 10 of the Notes to Consolidated Financial Statements, contained in the 1994 Annual Report.

     Penn Grade Crude Antitrust Litigation. On April 19, 1994, Lazy Oil, Inc., a Pennsylvania corporation, commenced a class action in the United States District Court for the Western District of Pennsylvania against Witco Corporation, Quaker State and Pennzoil Company. Three similar actions were subsequently commenced and were consolidated with the original action. The Consolidated Amended Complaint alleges violations of Section 1 of the Sherman Act, based upon an allegation that the defendants, since at least January 1, 1981, combined and conspired to fix, lower, maintain and stabilize the purchase price of Pennsylvania Grade crude oil purchased from the plaintiffs and others. The plaintiffs purport to represent a class of all persons who sold Pennsylvania Grade crude oil to one or more of the defendants during the period from January 1, 1981 to the present. The Complaint alleges that the applicable statute of limitations has been tolled by a fraudulent concealment of the alleged combination and conspiracy.

     The Complaint seeks a class determination, treble damages, an injunction and the recovery of costs, including attorneys' fees. The defendants have filed answers to the Complaint, denying all liability. Since the date of filing, extensive discovery has been undertaken by both sides. In December 1994, Quaker State and the other defendants filed a motion for summary judgment, which has not yet been decided by the court. Quaker State believes there is no basis for the allegations in the Complaint and intends to defend this matter vigorously.

     Employment Litigation. In October 1993, Larry Tucker and 13 other former salaried supervisory employees of Donaldson Mine Company, a subsidiary of Quaker State's Valley Camp subsidiary, instituted an action in the Circuit Court of Kanawha County, West Virginia against Quaker State, Valley Camp and Donaldson Mine Company. The suit alleges that each of the plaintiffs had a contract of employment with the defendants that was breached by termination of the plaintiffs' employment, and that the terminations were discriminatory and in bad faith. Each plaintiff claims damages in the amount of $1,250,000, punitive damages in the amount of $1,250,000, the costs of a search for new employment, attorneys' fees and the costs of suit. The complaint subsequently was amended to assert similar claims on behalf of four additional individuals. Quaker State, Valley Camp and Donaldson Mine Company intend to defend this action vigorously.

     Quaker State and certain of its subsidiaries are also defendants in several other proceedings brought by individual plaintiffs seeking damages as a result of termination of employment. These proceedings are being vigorously defended as well.

     Reliance Purchase Litigation. Nine civil actions were commenced in the Court of Chancery of the State of Delaware in April 1984 against Quaker State and its then directors related to the purchase by Quaker State in March 1984 of 1,962,100 shares of Quaker State capital stock from Reliance Group Holdings Inc., a corporation controlled by Saul P. Steinberg, members of his family and trusts for the benefit of such persons. The suits included a derivative claim based on an alleged breach of fiduciary duty in purchasing the stock at a premium over market price and a class action claim on behalf of all Quaker State stockholders other than the defendants alleging that the seller was improperly favored over other stockholders. Rescission of the transaction and damages were sought. This litigation was dismissed without prejudice by stipulation in January 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                       EXECUTIVE OFFICERS OF QUAKER STATE

     In accordance with Instruction 3 of Item 401(b) of Regulation S-K, the executive officers of Quaker State are set forth below:

Herbert M. Baum       58      Chairman of the Board, President and Chief Executive Officer of
                              Quaker State
Conrad A. Conrad      49      Vice Chairman and Chief Administrative Officer of Quaker State
L. David Myatt        49      Vice Chairman of Quaker State and Chief Executive Officer of the
                              Motor Oil Division
R. Scott Keefer       47      Vice President, Finance and Chief Financial Officer of Quaker
                              State
Paul E. Konney        50      Vice President, General Counsel and Secretary of Quaker State
Charles F. Bechtel    50      Executive Vice President, Sales and Marketing of the Motor Oil
                              Division

     Mr. Baum has been Chairman of the Board and Chief Executive Officer and a Director of Quaker State since June 1993. He assumed the additional position of President of Quaker State in September 1994. He was Executive Vice President of Campbell Soup Company from prior to 1990 to June 1993, and was President, Campbell North and South America from January 1992 to June 1993.

     Mr. Conrad has been Vice Chairman and Chief Administrative Officer of Quaker State since September 1994. He has been a Director of Quaker State since January 1988. He was President and Chief Operating Officer of Quaker State from February 1990 to September 1994 and Vice President, Finance and Chief Financial Officer of Quaker State from prior to 1990 to February 1990.

     Mr. Myatt has been Vice Chairman and a Director of Quaker State and Chief Executive Officer of the Motor Oil Division since September 1994. He was President of the Specialty Oil Companies from prior to 1990 to September 1994 and has been President of Westland Oil Company, Inc. from prior to 1990 to the present.

     Mr. Keefer has been Vice President, Finance and Chief Financial Officer of Quaker State since February 1990; he was also Treasurer of Quaker State from prior to 1990 through May 1992.

     Mr. Konney has been Vice President and General Counsel of Quaker State since September 1994 and Secretary of Quaker State since January 1995. From July 1993 to September 1994, he was in the private practice of law. He was Senior Vice President-General Counsel and Secretary of Tambrands Inc. from prior to 1990 to July 1993.

     Mr. Bechtel has been Executive Vice President, Sales and Marketing of the Motor Oil Division since November 1994. From November 1993 to November 1994, he was Executive Vice President, Sales of the Motor Oil Division. He was President of Bechtel and Associates, a sales consulting firm, from October 1992 to November 1993 and Executive Vice President, Sales of 21st Century Foods, Inc. from September 1992 to November 1993. He was Executive Vice President and Chief Operating Officer of Old Fashioned Kitchens, Inc. from August 1991 to September 1992, and was Executive Vice President, Sales and Marketing of Slim-Fast Foods, Inc. and President of the Powdered Drink Division of Slim-Fast Foods, Inc. from prior to 1990 to August 1991.

     There is no family relationship between any executive officer of Quaker State and any Director or other executive officer of Quaker State. L. David Myatt, Vice Chairman and a Director of Quaker State and Chief Executive Officer of the Motor Oil Division, is the brother of Dennis M. Myatt, Jr., Vice President of the Motor Oil Division.

     The executive officers of Quaker State are elected annually by the Board of Directors immediately after each Annual Meeting of Stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Quaker State capital stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the trading symbol KSF. The market prices of Quaker State capital stock appear under the caption "Quaker State
(KSF) Market Prices by Quarter" on page 36 of the 1994 Annual Report. Dividend information appears in Note 14 of the Notes to Consolidated Financial Statements contained in the 1994 Annual Report. All such information is incorporated in this annual report by reference. As of March 15, 1995, there were 10,495 holders of record of Quaker State's capital stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this Item 6 appears under the caption "Five-Year Summary of Net Income and Comparative Statistical Data" on page 21 of the 1994 Annual Report and is incorporated in this annual report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Discussion and Analysis of Financial Condition and Results of Operations required by this Item 7 appears on pages 17 through 19 of the 1994 Annual Report and is incorporated in this annual report by reference.

ITEM 8. FINANCIAL STATEMENTS.

     The following financial statements and related report on the consolidated financial statements of Quaker State and its subsidiaries for the years ended December 31, 1994, 1993, and 1992 required by this Item 8 appear on the pages indicated in the 1994 Annual Report and are incorporated in this annual report by reference:

                                                                              PAGE(S) IN 1994
                  FINANCIAL STATEMENTS AND RELATED REPORT                      ANNUAL REPORT
                  ---------------------------------------                     ---------------
Report of Independent Certified Public Accountants, dated January 25,
  1995.....................................................................          35
Consolidated Statement of Operations for the years ended
  December 31, 1994, 1993, and 1992........................................          22
Consolidated Statement of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992.........................................          23
Consolidated Balance Sheet as of December 31, 1994 and 1993................          24
Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 1994, 1993, and 1992........................................          25
Notes to Consolidated Financial Statements.................................        26-35
Financial Results by Quarter...............................................          34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10 THROUGH 13.

     Information concerning the executive officers of Quaker State appears at the end of Part I of this annual report. In accordance with the provisions of General Instruction G to Form 10-K, the other information required by Item 10 (Directors and Executive Officers of the Registrant) and the information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated in this annual report by reference from the definitive Proxy Statement to be filed by Quaker State pursuant to Regulation 14A no later than April 30, 1995 (except for the information required to be included in such Proxy Statement by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS:

       The consolidated financial statements of Quaker State and its subsidiaries, together with the report of Coopers & Lybrand L.L.P., dated January 25, 1995, appearing on pages 22 through 35 and on page 35, respectively, of the 1994 Annual Report are incorporated in this annual report by reference (see Item 8 above).

(A)(2) FINANCIAL STATEMENT SCHEDULE:

       The financial statement schedule and related report listed below are filed as part of this annual report:

                                                                                  PAGE IN THIS
FINANCIAL STATEMENT SCHEDULE AND RELATED REPORT                                   ANNUAL REPORT
- -------------------------------------------------------------------------------   -------------
Report of Independent Certified Public Accountants, dated January 25, 1995.....        S-1
Schedule II--Valuation and Qualifying Accounts for the years ended
  December 31, 1994, 1993 and 1992.............................................        S-2

     All other financial statement schedules are omitted because they either are not applicable or are not material, or because the information required therein is contained in the consolidated financial statements or notes thereto set forth in the 1994 Annual Report.

(A)(3) EXHIBITS:

       The exhibits listed below are filed as a part of this annual report:

EXHIBIT
  NO.                                          DOCUMENT
- --------                                       --------
  3(i)    Composite Certificate of Incorporation, filed herewith.

  3(ii)   Bylaws, as amended and restated February 28, 1995, filed herewith.

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

  4(c)    Amendment No. 2 to Credit Agreement, dated as of August 16, 1993, filed as Exhibit
          4(c) to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

  4(d)    Amendment No. 3 to Credit Agreement, dated as of August 1, 1994, filed as Exhibit
          4(a) to Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.

  4(e)    Amendment No. 4 to Credit Agreement, dated as of September 30, 1994, filed as
          Exhibit 4(b) to Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.

  4(f)    Composite Note Agreement, dated as of September 1, 1992, between Quaker State and certain insurance companies, with respect to $50,000,000 8.73% Senior Notes Due
          September 30, 2002 (the "Note Agreement"), filed as Exhibit 4 to Form 10-Q for the fiscal quarter ended September 30, 1992 and incorporated herein by reference.

  4(g)    First Amendment to Note Agreements, dated as of December 31, 1992, filed as Exhibit
          4(d) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

  4(h)    Second Amendment to Note Agreements, dated as of September 30, 1994, filed as
          Exhibit 4(c) to Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.

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

 10(d)    1994 Non-Employee Directors' Stock Option Plan, filed herewith.

 10(e)    1994 Stock Incentive Plan, filed herewith.*

 10(f)    Forms of Split Dollar Life Insurance Agreement and related Collateral Assignment
          Agreement, filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December
          31, 1987 and incorporated herein by reference.*

 10(g)    First Amendment to Split Dollar Life Insurance Agreement, filed herewith.*

EXHIBIT
  NO.                                          DOCUMENT
- -------                                        --------
 10(h)    Annual Incentive Bonus Plan, as amended and restated effective January 1, 1995, filed herewith.*

 10(i)    Quaker State Corporation Amended and Restated Severance Plan, effective September
          30, 1988, filed as Exhibit 28.1 to Form 8-K filed on October 17, 1988 and incorporated herein by reference.*

 10(j)    Articles X and XI of the Quaker State Corporation Salaried Pension Plan, as Amended
          and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries, filed as Exhibit 28(b) to Form 10-K for the fiscal year ended
          December 31, 1991 and incorporated herein by reference.*

 10(k)    Articles X and XI of the Quaker State Corporation Hourly Pension Plan, as Amended
          and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries, filed as Exhibit 28(e) to Form 10-K for the fiscal year ended
          December 31, 1991 and incorporated herein by reference.*

 10(l)    Quaker State Corporation Supplemental Excess Retirement Plan, filed as Exhibit
          10(k) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.*

 10(m)    Employment Agreement, dated as of August 1, 1994, between Quaker State Corporation and Herbert M. Baum, filed as Exhibit 10(a) to Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.*

 10(n)    Employment Agreement, dated as of September 30, 1994, between Quaker State
          Corporation and L. David Myatt, filed as Exhibit 10(b) to Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.*

 10(o)    Form of Indemnification and Insurance Agreement entered into between Quaker State and each of its directors, filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

 10(p)    Form of letter agreement entered into between Quaker State and each of its non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors, filed as Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

 10(q)    Outside Directors' Group Life Plan, filed as Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

 11       Statement re Computation of Per Share Earnings, filed herewith.

 13       Those portions of the 1994 Annual Report which are expressly incorporated in this annual report by reference, filed herewith.

 22       List of subsidiaries of Quaker State Corporation, filed herewith.

 24       Consent of Coopers & Lybrand L.L.P., filed herewith.

 25       Powers of Attorney, filed herewith.

 27       Financial Data Schedule, filed herewith.

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

(B) REPORTS ON FORM 8-K:

     On October 14, 1994, Quaker State filed a report on Form 8-K, reporting under Item 2 that on September 30, 1994, Quaker State completed the acquisition of all of the stock of Westland Oil Company, Inc. by purchase and the acquisition of the Specialty Oil Companies (four affiliated corporations) by merger with and into a wholly-owned subsidiary of Quaker State. On November 23, 1994, Quaker State amended this filing on Form 8-K by filing Form 8-K/A1. Included with this amended report were the following financial statements of the businesses acquired: Report of Independent Accountants; Combined Balance Sheets as of December 25, 1993 and December 26, 1992; Combined Statements of Income for the Fiscal Years ending December 25, 1993 and December 26, 1992 and December 28, 1991; Combined Statements of Stockholders' Equity for the Fiscal Years ending December 25, 1993 and December 26, 1992 and December 28, 1991; Combined Statements of Cash Flows for the Fiscal Years ending December 25, 1993 and December 26, 1992 and December 28, 1991; Notes to Combined Financial Statements; and Note to Make Combined Financial Statements Conform to Regulation S-X. Also filed with this amended report were Pro Forma Consolidated Statements of Operations of Quaker State Corporation and Subsidiaries for the year ended December 31, 1993 and for the nine months ended September 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quaker State has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                QUAKER STATE CORPORATION

                                                             /S/ HERBERT M. BAUM
                                                By: -------------------------------
                                                          Herbert M. Baum, Chairman
                                                           of the Board, President
                                                         and Chief Executive Officer

Date: March 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Quaker State in the capacities indicated on March 28, 1995.

             /S/ HERBERT M. BAUM                             /S/ R. SCOTT KEEFER
      ---------------------------------                 -----------------------------
               Herbert M. Baum                                 R. Scott Keefer
      (Chairman of the Board, President                 (Principal Financial Officer)
        and Chief Executive Officer)

                                                             /S/ DAVID A. HOGUE
                                                       ------------------------------
                                                               David A. Hogue
                                                       (Principal Accounting Officer)

Leonard M. Carroll,
Conrad A. Conrad,
Laurel Cutler,
C. Fred Fetterolf,
Thomas A. Gardner,
F. William Grube,
Forrest R. Haselton,
H. Bryce Jordan,
Delbert J. McQuaide,
L. David Myatt and
Raymond A. Ross, Jr.

   /S/ PAUL E. KONNEY
By ---------------------
   Paul E. Konney,
   Attorney-In-Fact

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Stockholders

Quaker State Corporation:

     Our report on the consolidated financial statements of Quaker State Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 35 of the 1994 Annual Report to Stockholders of Quaker State Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 13 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                               COOPERS & LYBRAND L.L.P.

Pittsburgh, Pennsylvania
January 25, 1995

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (THOUSANDS OF DOLLARS)

                                                                  COLUMN C
                                                  COLUMN B        --------                       COLUMN E
                                                  --------       ADDITIONS                       --------
                   COLUMN A                      BALANCE AT       CHARGED         COLUMN D      BALANCE AT
                   --------                      BEGINNING      TO COSTS AND      --------        END OF
DESCRIPTION                                      OF PERIOD        EXPENSES       DEDUCTIONS       PERIOD
- -----------                                      ----------     ------------     ----------     ----------
Allowance for doubtful accounts and notes
  receivable:
  1994.........................................    $1,679          $1,188(B)       $  682(A)      $2,185
  1993.........................................     1,406             854             581(A)       1,679
  1992.........................................     1,400           1,220           1,214(A)       1,406

Amortization of intangible assets:
  1994.........................................    $9,591          $1,782          $3,508(C)      $7,865
  1993.........................................     9,082           1,427             918          9,591
  1992.........................................     8,043           1,911             872          9,082

Deferred tax asset valuation allowance:
  1994.........................................    $1,101              --          $  562         $  539
  1993.........................................     2,989              --           1,888          1,101
  1992.........................................        --           2,989              --          2,989

- ---------

(A) Accounts and notes receivable written off during the year.

(B) Includes $380,000 of additions due to business acquisitions.

(C) Includes $3,503,000 of amortization relating to the Heritage Insurance Group which was sold in August 1994.


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

Exhibit No.                         Document

   3(i)         Composite Certificate of Incorporation, filed herewith.

   3(ii) By-Laws, as amended and restated February 28, 1995, filed herewith.

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

   4(c) Amendment No. 2 to Credit Agreement, dated as of August 16, 1993, filed as Exhibit 4(c) to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

   4(d) Amendment No. 3 to Credit Agreement, dated as of August 1, 1994, filed as Exhibit 4(a) to form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.

   4(e) Amendment No. 4 to Credit Agreement, dated as of September 30, 1994, filed as Exhibit 4(b) to Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.

   4(f) Composite Note Agreement, dated as of September 1, 1992, between Quaker State and certain insurance companies, with respect to $50,000,000 8.73% Senior Notes Due September 30, 2002 (the
                "Note Agreement"), filed as Exhibit 4 to Form 10-Q for the fiscal quarter ended September 30, 1992 and incorporated herein by reference.

   4(g) First Amendment to Note Agreements, dated as of December 31, 1992, filed as Exhibit 4(d) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

Exhibit No.                       Document

   4(h) Second Amendment to Note Agreements, dated as of September 30, 1994, filed as Exhibit 4(c) to Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.

  10(a) 1976 Stock Option Plan, as amended through April 20, 1987, filed as Exhibit 10(a) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.*

  10(b) 1986 Stock Option Plan, as amended through April 30, 1987, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.*

  10(c) Resolution, adopted on February 27, 1992 by the Board of Directors of Quaker State, amending section 5(D) of the 1986 Stock Option Plan, filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*

  10(d) 1994 Non-Employee Directors' Stock Option Plan, filed herewith.

  10(e)          1994 Stock Incentive Plan, filed herewith.*

  10(f) Forms of Split Dollar Life Insurance Agreement and related Collateral Assignment Agreement, filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.*

  10(g) First Amendment to Split Dollar Life Insurance Agreement, filed herewith.*

  10(h) Annual Incentive Bonus Plan, as amended and restated effective January 1, 1995, filed herewith.*

  10(i) Quaker State Corporation Amended and Restated Severance Plan, effective September 30, 1988, filed as Exhibit 28.1 to
                 Form 8-K filed on October 17, 1988 and incorporated herein by reference.*

  10(j) Articles X and XI of the Quaker State Corporation Salaried Pension Plan, as Amended and Restated effective July 1, 1989, for Quaker State and certain of its subsidiaries, filed as
                 Exhibit 28(b) to Form 10-K for the fiscal year ended
                 December 31, 1991 and incorporated herein by reference.*

Exhibit No.                         Document

   10(k) Articles X and XI of the Quaker State Corporation Hourly Pension Plan, as Amended and Restated effective July 1, 1989, for Quaker State and certain of its subsidiaries, filed as Exhibit 28(e) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*

   10(l)         Quaker State Supplemental Excess Retirement Plan, filed as
                 Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.*

   10(m) Employment Agreement, dated as of August 1, 1994, between Quaker State Corporation and Herbert M. Baum, filed as
                 Exhibit 10(a) to Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.*

   10(n) Employment Agreement, dated as of September 30, 1994, between Quaker State Corporation and L. David Myatt, filed as
                 Exhibit 10(b) to Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.*

   10(o) Form of Indemnification and Insurance Agreement entered into between Quaker State and each of its directors, filed as
                 Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

   10(p) Form of letter agreement entered into between Quaker State and each of its non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors, filed as Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

   10(q) Outside Directors' Group Life Plan, filed as Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

   11            Statement re Computation of Per Share Earnings, filed herewith.

   13 Those portions of the 1994 Annual Report which are expressly incorporated in this annual report by reference, filed herewith.

   22 List of subsidiaries of Quaker State Corporation, filed herewith.

   24            Consent of Coopers & Lybrand L.L.P., filed herewith.

Exhibit No.                        Document

    25           Powers of Attorney, filed herewith.

    27           Financial Data Schedule, filed herewith.

- -----------
* Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.