Form 10-Q
period 1995-03-31
QUAKER STATE CORP
filed 1995-05-12
CIK 81381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 Mark One
   X                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
 -----                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


 For the quarterly period ended March 31, 1995.


                        TRANSITION REPORT PURSUANT TO SECTION 13 OR
- -----                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to _____________
 Commission File Number 1-2677


                            QUAKER STATE CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                     25-0742820
                  --------                                     ----------
 (State or other jurisdiction of incorporation or             (IRS Employer
               organization)                                Identification No.)



                                 255 Elm Street
                         Oil City, Pennsylvania  16301
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


        As of April 30, 1995, 31,525,909 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

                                    PART I.


                             FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                  Quaker State Corporation and Subsidiaries



 For the quarter ended March 31                                        1995                      1994
 --------------------------------------------------------------------------------------------------------
 (in thousands except per share data, unaudited)
 REVENUES
 Sales and operating revenues                                         $244,982                  $175,478
 Other, net                                                              3,716                     1,720
 --------------------------------------------------------------------------------------------------------
                                                                       248,698                   177,198
 COSTS AND EXPENSES
 Cost of sales and operating costs                                     172,356                   112,014
 Selling, general and administrative                                    56,427                    49,696
 Depreciation, depletion and amortization                                9,353                     7,587
 Interest                                                                1,536                     1,275
 --------------------------------------------------------------------------------------------------------
                                                                       239,672                   170,572
 --------------------------------------------------------------------------------------------------------

 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   9,026                     6,626
 --------------------------------------------------------------------------------------------------------

 PROVISION FOR (BENEFIT FROM) INCOME TAXES
   Current                                                               4,850                     3,620
   Deferred                                                             (1,420)                     (813)
 --------------------------------------------------------------------------------------------------------
                                                                         3,430                     2,807
 --------------------------------------------------------------------------------------------------------

 INCOME FROM CONTINUING OPERATIONS                                       5,596                     3,819

 INCOME FROM DISCONTINUED INSURANCE
   OPERATIONS, NET OF TAXES                                                 --                     1,764
 --------------------------------------------------------------------------------------------------------
                                                                      $  5,596                  $  5,583
 ========================================================================================================
 PER SHARE:

 INCOME FROM CONTINUING OPERATIONS                                        $.18                      $.14
 DISCONTINUED INSURANCE OPERATIONS                                           --                      .06
 --------------------------------------------------------------------------------------------------------
 NET INCOME PER SHARE                                                     $.18                      $.20
 ========================================================================================================
 WEIGHTED AVERAGE SHARES OUTSTANDING                                    31,586                    27,323
 ========================================================================================================
 CASH DIVIDENDS PAID PER SHARE                                            $.10                      $.10
 ========================================================================================================

 The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  Quaker State Corporation and Subsidiaries


 For the quarter ending March 31                                              1995             1994
 -----------------------------------------------------------------------------------------------------
 (in thousands, unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                               $  5,596           $  5,583
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                                9,353              7,587
     Deferred income taxes and investment tax credit                          (306)               958
     Increase (decrease) from changes in:
       Receivables                                                          (9,831)           (22,945)
       Inventories                                                           1,516                549
       Other current assets                                                   (545)             2,021
       Accounts payable                                                     (4,110)             6,077
       Accrued liabilities                                                  (8,719)             6,604
       Other                                                                (1,125)            (2,204)
     Changes in discontinued insurance operations                               --              1,897
 -----------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (8,171)             6,127
 -----------------------------------------------------------------------------------------------------
 CASH FLOW FROM INVESTING ACTIVITIES
 Proceeds from disposal of property and equipment                            2,239              1,128
 Capital expenditures                                                       (7,013)            (4,003)
 Proceeds from sale of discontinued coal assets                                 --              1,009

 DISCONTINUED INSURANCE OPERATIONS
      Proceeds from sale of bonds and securities                                --             26,005
      Purchase of bonds and securities                                          --            (34,626)
 -----------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                              (4,774)           (10,487)
 -----------------------------------------------------------------------------------------------------
 CASH FLOW FROM FINANCING ACTIVITIES
 Dividends paid                                                             (3,149)            (2,725)
 Proceeds from notes payable                                                   404                213
 Payments on long-term debt                                                   (883)               (63)
 -----------------------------------------------------------------------------------------------------
         NET CASH USED IN FINANCING ACTIVITIES                              (3,628)            (2,575)
 -----------------------------------------------------------------------------------------------------
 Net decrease in cash and cash equivalents                                 (16,573)            (6,935)
 Cash and cash equivalents at beginning of year:                            29,805             15,628
 -----------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 13,232           $  8,693
 =====================================================================================================

                          CONSOLIDATED BALANCE SHEET

                   Quaker State Corporation and Subsidiaries

                                                                                3/31/95          12/31/94*
 -----------------------------------------------------------------------------------------------------------
 (in thousands except share data)                                             (unaudited)
 ASSETS
 Current assets:
 Cash and cash equivalents                                                      $ 13,232           $ 29,805
 Accounts and notes receivable, less allowance of
   $2,676 at 3/31/95 and $2,185 at 12/31/94                                      104,232             94,401
 -----------------------------------------------------------------------------------------------------------
 Inventories: (Note 2)
   Crude oil                                                                       1,421              1,490
   Finished and in-process petroleum products                                     45,469             49,252
   Other                                                                          25,198             22,862
 -----------------------------------------------------------------------------------------------------------
     Total inventories                                                            72,088             73,604
 -----------------------------------------------------------------------------------------------------------
 Deferred income taxes                                                            12,096             11,790
 Other current assets                                                             13,085             12,540
 -----------------------------------------------------------------------------------------------------------
     Total current assets                                                        214,733            222,140
 Property, plant, and equipment, net of accumulated depreciation
   and depletion of $358,722 at 3/31/95 and $353,018 at 12/31/94                 244,462            247,935
 Other assets                                                                    155,835            159,943
 -----------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                            $615,030           $630,018
 ===========================================================================================================

 LIABILITIES
 Current Liabilities:
 Accounts payable                                                               $ 54,794           $ 58,500
 Accrued liabilities                                                              49,768             58,487
 Installments on long-term debt                                                    3,497              3,714
 -----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                   108,059            120,701
 -----------------------------------------------------------------------------------------------------------
 Long-term debt, less debt payable within one year                                68,869             69,535
 Other long-term liabilities                                                     184,067            187,932
 -----------------------------------------------------------------------------------------------------------
     Total liabilities                                                           360,995            378,168
 -----------------------------------------------------------------------------------------------------------
 Commitments and contingencies (Note 3)

 STOCKHOLDERS' EQUITY
 Capital stock, $1.00 par value; authorized shares, 37,500,000;
   issued shares, 31,525,909 at 3/31/95 and 31,517,305 at 12/31/95                31,526             31,517
 Treasury stock, at cost, 53,393 shares at 3/31/95 and
   33,498 shares at 12/31/94                                                        (747)              (467)
 Additional capital                                                              120,221            120,131
 Retained earnings                                                               106,733            104,286
 Cumulative foreign currency translation adjustment                                 (903)              (709)
 Unearned compensation                                                            (2,795)            (2,908)
 -----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                  254,035            251,850
 -----------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $615,030           $630,018
 ===========================================================================================================

 The accompanying notes are an integral part of the financial statements. *Amounts are from December 31, 1994 audited balance sheet and footnotes.

                         OTHER FINANCIAL INFORMATION

                  Quaker State Corporation and Subsidiaries

 The sales and operating revenues and contributions to income from continuing operations, by industry segment, are as follows:


 ---------------------------------------------------------------------------------------------
 For the quarter ended March 31                                       1995               1994
 ---------------------------------------------------------------------------------------------
 (in thousands, unaudited)
 SALES AND OPERATING REVENUES
 Motor Oil                                                        $191,084           $122,749
 Q Lube                                                             28,714             26,159
 Natural Gas E&P                                                     6,785              7,663
 Truck-Lite                                                         25,683             24,660
 Docks                                                                 773                693
 Intersegment sales                                                 (8,057)            (6,446)
 ---------------------------------------------------------------------------------------------
   Total sales and operating revenues                             $244,982           $175,478
 =============================================================================================

 OPERATING PROFIT
 Motor Oil                                                        $  6,174           $  5,204
 Q Lube                                                              1,659              1,301
 Natural Gas E&P                                                     1,375              1,836
 Truck-Lite                                                          3,762              2,864
 Docks                                                                 205                219
 ---------------------------------------------------------------------------------------------
 Total operating profit from continuing operations                  13,175             11,424
 Corporate income                                                    1,640                521
 Interest expense, net                                              (1,513)            (1,159)
 Corporate expenses                                                 (4,276)            (4,160)
 ---------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes            $  9,026           $  6,626
 =============================================================================================

 The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Quaker State Corporation and Subsidiaries
                                  (unaudited)




 1. In the opinion of management of Quaker State Corporation (the company), the accompanying financial statements include all adjustments which are necessary to a fair statement of the results for such periods. All of these adjustments are of a normal recurring nature. These statements should be read in conjunction with the financial statements included as a part of the 1994 annual report on Form 10-K.


 2. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for all crude oil, the majority of company refined petroleum and vehicular lighting products; and on the first-in, first-out (FIFO) basis for other inventories. The reserve to reduce the carrying value of inventories from FIFO basis to LIFO basis amounted to $22,075,000 at March 31, 1995, and $20,267,000 at December 31,
    1994.

 3. In December 1993, the United States of America commenced a lawsuit against the company in the U.S. District Court for the Northern District of West Virginia. The complaint alleges the company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at the Congo refinery on various dates starting in 1980 and seeks civil penalties not to exceed $25,000 per day for each violation. The company intends to vigorously defend itself in this lawsuit. In the first quarter of 1994, the company recorded a charge of $1,000,000 as its estimate of probable liability associated with the lawsuit.


         In addition, the company has received notices from the EPA and others that it is a "potentially responsible party" relative to certain waste disposal sites identified by the EPA and may be required to share in the cost of cleanup. The company has accrued for all matters which are probable and can be reasonably estimated.


         In April 1994, purported class actions were commenced in the U.S. District Court for the Western District of Pennsylvania against the company and two other oil companies. The complaints allege violations of Section 1 of the Sherman Act. The company believes there is no basis for the allegations in the complaints and intends to defend these matters vigorously.


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


 4. The effective income tax rate of 38% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes.

 5. On March 28, 1995, the company announced that it had reached a preliminary agreement for the acquisition of Slick 50, Inc. I, a marketer of automotive engine treatments, automotive chemical products, and specialty lubricants for the automotive and industrial markets. On April 20, 1995, the company and Slick 50, Inc. I entered into a letter of intent under which the company indicated its intent to acquire all of the capital stock of Slick 50, Inc. I in a statutory merger, in exchange for cash and shares of the company's common stock, subject to certain adjustments and conditions including the negotiation of a definitive acquisition agreement and any necessary governmental approvals. The transaction is expected to be concluded during the second calendar quarter of 1995.





                                                                          (more)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Quaker State Corporation and Subsidiaries
                                  (unaudited)



 6. On April 28, 1995 the company announced plans to restructure its organization to integrate recent acquisitions, consolidate management and administrative activities, and move its corporate headquarters and Motor Oil Division to the Dallas, Texas area. The company plans to complete the move by the first quarter of 1996. The pre-tax costs and expenses associated with the restructuring and relocating the workforce and closing the headquarters facility in Oil City, Pennsylvania and its administrative unit in Shreveport, Louisiana will approximate $25,000,000. Certain of these costs will be recognized in the second quarter of 1995, and the remainder when incurred.


 7. On April 28, 1995 the company also announced that the Board of Directors approved a $25,000,000 development project for the Red River port in Shreveport, Louisiana, which will become the company's manufacturing and technical headquarters.


 8. The following schedule is prepared on a pro forma basis as though Specialty and Westland had been acquired as of the beginning of 1994, after including the impact of adjustments, such as amortization of intangible assets, intercompany sales elimination and related tax effects.


      For the quarter ended March 31, 1994
      (in thousands except per share data, unaudited)
   ------------------------------------------------------------------

   REVENUES                                                  $242,246
   Income from continuing operations                         $  3,727
   Income per share from continuing operations               $    .12
   ------------------------------------------------------------------



      The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

 9.   In March 1995, the Financial Accounting Standards Board issued
      Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The new Standard must be implemented in 1996. The company is currently evaluating what effect, if any, this Standard will have on its financial position and results of operations.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES
                     Discussion and Analysis of Results of
                           Operations and Financial Condition

                                  __________


The consolidated financial statements and related notes including information about Quaker State Corporation's (the company) operations in different segments included in this Form 10-Q should be read as an integral part of this review.

                                  __________


      Quaker State Corporation reported 1995 first quarter net income of $5,596,000, or $.18 per share, compared to $5,583,000, or $.20 per share, last year. The 1994 results included $1,764,000, or $.06 per share, from the discontinued insurance operations. Even though the 1995 net income was approximately the same as 1994, earnings per share declined $.02 because the weighted average shares of capital stock outstanding increased to 31,586,000 in 1995 from 27,323,000 in 1994, primarily as the result of issuing 4,000,000 shares in the third quarter of 1994 for the acquisition of the Specialty and Westland companies. Sales and operating revenues in 1995 were $244,982,000 compared to $175,478,000 in 1994 and included $76,586,000 of additional sales from the Specialty and Westland companies that were acquired in the third quarter of 1994. Operating profits in 1995 increased 15%, to $13,175,000, as all major business segments reported improved results, except the Natural Gas Exploration and Production Division where a 20% decline in natural gas prices held down revenues and operating profits. All 1994 sales and operating revenues and operating profits exclude the insurance operations which were discontinued in 1994.

      Motor Oil Division operating profits increased 19% to $6,174,000 while revenues in the first quarter increased 56% to $191,084,000 and included $76,586,000 of sales from the Specialty and Westland companies that were purchased in the third quarter of 1994. Branded motor oil sales volume was down 8% against last year's first quarter volume which was favorably impacted by sales incentive programs. A 10% decline in gross margins resulted from higher material costs for all motor oil products and the inclusion of the private label sales from the Specialty and Westland acquisitions where gross margins are lower than the margins for branded motor oil sales. First quarter reductions of over $6,000,000 for marketing, incentive and overhead expenses more than offset the impact of the lower branded motor oil volume and gross margins. In addition, refinery sales volume increased 7% and last year's first quarter included a $1,000,000 charge to reserve for the company's estimate of its probable liability associated with alleged environmental violations at the Congo refinery. In the division's private label and industrial lubricants business, operating results were negatively impacted by higher material costs combined with the inability to pass those cost increases to customers and soft
sales volumes.   Price increases for private label and industrial lubricant products were implemented late in the first quarter and should improve gross margins for those products for the remainder of 1995.

      Q Lube reported first quarter operating profits of $1,659,000 on sales and operating revenues of $28,714,000 compared to profits of $1,301,000 on revenues of $26,159,000 last year. Car counts in 1995 increased 5% and average per car sales improved 4%. A 12% reduction in administrative expenses was offset by higher advertising, depreciation

                   QUAKER STATE CORPORATION AND SUBSIDIARIES
   Discussion and Analysis of Results of Operations and Financial Condition

                                  __________


and amortization expenses resulting from the conversion of the fast lube outlets to the new Q Lube format. This conversion will continue in 1995 with approximately 100 additional stores expected to be completed by the end of the year.

      Operating profits for the first quarter of 1995 at the Natural Gas Exploration and Production Division were $1,375,000 compared to $1,836,000 in 1994 while revenues declined 11% to $6,785,000. Natural gas prices declined 20% to account for lower operating profits and revenues. Natural gas prices appear to have stabilized since the beginning of 1995 but are not expected to rise significantly for the remainder of 1995. Crude oil prices have increased 19% to partially offset the impact of the lower natural gas prices.

      Truck-Lite operating profits in 1995 of $3,762,000 increased 31% over 1994. Revenues were up 4% to $25,683,000. An 8% increase in sales volume and reduced operating expenses accounted for the improved results.

      Corporate income increased $1,119,000 and included approximately $1,000,000 of additional royalty payments received for coal deliveries made by the purchaser of a long-term coal sales agreement. Interest expense in 1995 increased 30% to $1,513,000 as a result of debt assumed in the acquisition of Westland Oil Company, Inc. in the third quarter of 1994. Corporate expenses of $4,276,000 were approximately the same as 1994.

      The effective tax rate of 38% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes.

      Cash used by operations in the first quarter of 1995 was $8,171,000 and resulted from additional working capital requirements. In 1994 cash provided by operating activities was $6,127,000. Cash used by discontinued coal activities in 1995 was $3,448,000 compared to $4,432,000 last year. Cash used by investing activities included capital expenditures of $7,013,000 and proceeds from the sale of property and equipment of $2,239,000. Cash used in financing activities was $3,628,000 and included $3,149,000 paid for dividends.

      On March 28, 1995, the company announced that it had reached a preliminary agreement for the acquisition of Slick 50, Inc. I, a marketer of automotive engine treatments, automotive chemical products, and specialty lubricants for the automotive and industrial markets. On April 20, 1995, the company and Slick 50, Inc. I entered into a letter of intent under which the company indicated its intent to acquire all of the capital stock of Slick 50, Inc. I in a statutory merger, in exchange for cash and shares of the company's common stock, subject to certain adjustments and conditions including the negotiation of a definitive acquisition agreement and any necessary governmental approvals. The transaction is expected to be concluded during the second quarter of 1995.

                  QUAKER STATE CORPORATION AND SUBSIDIARIES
   Discussion and Analysis of Results of Operations and Financial Condition

                                  __________


      On April 27, 1995 the Board of Directors of the company declared a quarterly dividend of 10 cents per share payable June 15 to shareholders of record as of May 15, 1995.

      On April 28, 1995, the company announced plans to restructure its organization to integrate recent acquisitions, consolidate management and administrative activities, and move its corporate headquarters and Motor Oil Division to the Dallas, Texas area. The company plans to complete the move by the first quarter of 1996. The pre-tax costs associated with restructuring and relocating the workforce and closing the headquarters facility in Oil City, Pennsylvania and its administrative unit in Shreveport, Louisiana will approximate $25,000,000. Certain of the costs will be recognized in the second quarter of 1995 and the remainder when incurred.

      On April 28, 1995, the company also announced that the Board of Directors approved a $25,000,000 development project for the Red River port in Shreveport, Louisiana which will become the company's lubricants manufacturing and technical headquarters.

      In March 1995, the Financial Accounting Standards Board issued Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The new Standard must be implemented in 1996. The company is currently evaluating what effect, if any, this Standard will have on its financial position and results of operations.

                                   PART II.


                              OTHER INFORMATION

                                   PART II
                              OTHER INFORMATION
                  QUAKER STATE CORPORATION AND SUBSIDIARIES


Item  5. Other Information.

      On March 28, 1995, the Corporation announced that it had reached a preliminary agreement for the acquisition of Slick 50, Inc. I, a marketer of automotive engine treatments, automotive chemical products, and specialty lubricants for the automotive and industrial markets. On April 20, 1995, the Corporation and Slick 50, Inc. I entered into a letter of intent under which the Corporation indicated its intent to acquire all of the capital stock of Slick 50, Inc. I in a statutory merger, in exchange for cash and shares of the Corporation's common stock, subject to certain adjustments and conditions including the negotiation of a definitive acquisition agreement and any necessary governmental approvals. The transaction is expected to be concluded during the second calendar quarter of 1995.



Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)  Exhibits:

       11. Computation of Net Income Per Share for the quarters ended March 31, 1995 and 1994, filed herewith.

       27.    Financial Data Schedule, filed herewith.


(b)  Reports on Form 8-K:

       No reports on Form 8-K were filed by Quaker State Corporation during the quarter ending March 31, 1995.

                  QUAKER STATE CORPORATION AND SUBSIDIARIES




                                  SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        QUAKER STATE CORPORATION
                                                              (Registrant)




 Date     May 12, 1995                      By  /s/ Herbert M. Baum
      -----------------------                 -------------------------
                                              Herbert M. Baum
                                              Chairman of the Board, President
                                              and Chief Executive Officer





 Date     May 12, 1995                      By  /s/ R. Scott Keefer
      -----------------------                 --------------------------
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

Exhibit No. and Document
- ------------------------


       11. Computation of Net Income Per Share for the quarters ended March 31, 1995 and 1994, filed herewith.

       27.       Financial Data Schedule, filed herewith.