Form 10-Q
period 1995-06-30
QUAKER STATE CORP
filed 1995-08-14
CIK 81381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

  X       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
-----     OF THE SECURITIES AND EXCHANGE ACT OF 1934


 For the quarterly period ended June 30, 1995.


          TRANSITION REPORT PURSUANT TO SECTION 13 OR
-----     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------
Commission File Number 1-2677


                           QUAKER STATE CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                             25-0742820
 (State or other jurisdiction of                             (IRS Employer
  incorporation of organization)                          Identification No.)



                                255 Elm Street
                        Oil City, Pennsylvania  16301
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

                                   Yes    X          No
                                        -----            -----


        As of July 31, 1995, 32,824,157 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

                                    PART I.


                             FINANCIAL INFORMATION

 CONSOLIDATED STATEMENT OF OPERATIONS
 Quaker State Corporation and Subsidiaries

                                                                         QUARTER ENDED                  SIX MONTHS ENDED
                                                                     6/30/95       6/30/94           6/30/95        6/30/94
-----------------------------------------------------------------------------------------------------------------------------
(in thousands except per share data, unaudited)
 REVENUES
 Sales and operating revenues                                        $ 257,698    $ 161,545          $ 497,231     $  330,060
 Other, net                                                              1,814          807              5,609          2,073
-----------------------------------------------------------------------------------------------------------------------------
                                                                       259,512      162,352            502,840        332,133

 COSTS AND EXPENSES
 Cost of sales and operating costs                                     182,888      110,587            354,136        220,516
 Selling, general and administrative                                    59,696       42,071            115,711         90,857
 Depreciation, depletion and amortization                                7,692        5,003             14,570         10,004
 Interest                                                                1,582        1,128              3,118          2,403
 Unusual item (Note 6)                                                  15,800           --             15,800             --
-----------------------------------------------------------------------------------------------------------------------------
                                                                       267,658      158,789            503,335        323,780
-----------------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           (8,146)       3,563               (495)         8,353
-----------------------------------------------------------------------------------------------------------------------------
 PROVISION FOR (BENEFIT FROM) INCOME TAXES
   Current                                                              (7,100)       2,685               (400)         6,000
   Deferred                                                              3,482         (587)               212         (1,317)
-----------------------------------------------------------------------------------------------------------------------------
                                                                        (3,618)       2,098               (188)         4,683

-----------------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS                               (4,528)       1,465               (307)         3,670
 INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES (NOTE 11)             1,303        3,604              2,678          6,982
-----------------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                                   $  (3,225)   $   5,069          $   2,371     $   10,652
=============================================================================================================================
 PER SHARE:
 INCOME (LOSS) FROM CONTINUING OPERATIONS                                $(.14)        $.05              $(.01)          $.13
 INCOME FROM DISCONTINUED OPERATIONS                                       .04          .14                .09            .26
-----------------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS) PER SHARE                                             $(.10)        $.19              $ .08           $.39
=============================================================================================================================
 WEIGHTED AVERAGE SHARES OUTSTANDING                                    31,596       27,360             31,591         27,358
=============================================================================================================================
 CASH DIVIDENDS PAID PER SHARE                                            $.10         $.10               $.20           $.20
=============================================================================================================================

 The accompanying notes are an integral part of the financial statements.

 CONSOLIDATED STATEMENT OF CASH FLOWS
 Quaker State Corporation and Subsidiaries


 For the six months ended June 30                                                        1995                1994
 ----------------------------------------------------------------------------------------------------------------
 (in thousands, unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                           $ 2,371            $ 10,652
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                                          19,289              15,465
     Unusual item                                                                      15,800                 --
     Deferred income taxes and investment tax credit                                    1,861                (121)

     Increase (decrease) from changes in:
       Receivables                                                                    (13,945)             (6,336)
       Inventories                                                                     (1,988)             (5,182)
       Other current assets                                                              (268)               (911)
       Accounts payable                                                                 3,245                 525
       Accrued liabilities                                                             (7,924)              1,687
       Other                                                                          (16,195)             (1,934)
     Changes in discontinued insurance operations                                        --                 5,224
 ----------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                      2,246              19,069
 ----------------------------------------------------------------------------------------------------------------
 CASH FLOW FROM INVESTING ACTIVITIES
 Proceeds from disposal of property and equipment                                       3,175               1,544
 Capital expenditures                                                                 (16,189)            (11,555)
 Proceeds from sale of discontinued coal operation assets                                 412               1,568
 Discontinued insurance operations
      Proceeds from sale of bonds and securities                                         --                37,046
      Purchase of bonds and securities                                                   --               (49,259)
 ----------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (12,602)            (20,656)
 ----------------------------------------------------------------------------------------------------------------
 CASH FLOW FROM FINANCING ACTIVITIES
 Dividends paid                                                                        (6,303)             (5,457)
 (Payments on) Proceeds from notes payable                                                (34)                320
 Payments on long-term debt                                                            (1,464)               (137)
 ----------------------------------------------------------------------------------------------------------------
         NET CASH USED IN FINANCING ACTIVITIES                                         (7,801)             (5,274)
 ----------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                                 (18,157)             (6,861)
 Cash and cash equivalents at beginning of year:
      Other than discontinued insurance operations                                     29,805               6,220
      Discontinued insurance operations                                                  --                 9,408
 ----------------------------------------------------------------------------------------------------------------
 Total cash and cash equivalents at beginning of year                                  29,805              15,628
 ----------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period:
      Other than discontinued insurance operations                                     11,648               3,063
      Discontinued insurance operations                                                  --                 5,704
 ----------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $11,648            $  8,767
 ================================================================================================================


 The accompanying notes are an integral part of the financial statements.

 CONSOLIDATED BALANCE SHEET
 Quaker State Corporation and Subsidiaries

                                                                                              6/30/95              12/31/94*
 ---------------------------------------------------------------------------------------------------------------------------
 (in thousands except share data)                                                           (unaudited)
 ASSETS
 Current assets:
 Cash and cash equivalents                                                                   $  11,648             $  29,805
 Accounts and notes receivable, less allowance of
   $3,049 at 6/30/95 and $2,185 at 12/31/94.                                                   104,920                91,858
 ---------------------------------------------------------------------------------------------------------------------------
 Inventories: (Note 2)
   Crude oil                                                                                     1,816                   976
   Finished and in-process petroleum products                                                   45,533                49,252
   Other                                                                                        27,797                22,862
 ---------------------------------------------------------------------------------------------------------------------------
     Total inventories                                                                          75,146                73,090
 ---------------------------------------------------------------------------------------------------------------------------
 Deferred income taxes                                                                           9,929                11,790
 Other current assets                                                                           11,637                11,708
 Discontinued operation assets (Note 11)                                                        48,052                 3,889
 ---------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                      261,332               222,140
 Property, plant, and equipment, net of accumulated depreciation
   and depletion of $202,126 at 6/30/95 and $190,986 at 12/31/94.                              199,962               199,983
 Discontinued operation assets (Note 11)                                                         --                   48,257
 Other assets                                                                                  170,401               159,638
 ---------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                          $ 631,695              $630,018
 ===========================================================================================================================

 LIABILITIES
 Current Liabilities:
 Accounts payable                                                                            $  61,711             $  58,500
 Accrued liabilities                                                                            66,363                58,487
 Installments on long-term debt                                                                  3,314                 3,714
 ---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                 131,388               120,701
 ---------------------------------------------------------------------------------------------------------------------------
 Long-term debt, less debt payable within one year                                              68,471                69,535
 Other long-term liabilities                                                                   183,456               187,932
 ---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                         383,315               378,168
 ---------------------------------------------------------------------------------------------------------------------------
 Commitments and contingencies (Note 3)
 STOCKHOLDERS' EQUITY
 Capital stock, $1.00 par value; authorized shares, 95,000,000;
   issued shares, 31,513,968 at 6/30/95 and 31,517,305 at 12/31/94                              31,514                31,517
 Treasury stock, at cost, 49,786 shares at 6/30/95 and 33,498 shares at 12/31/94                  (690)                 (467)
 Additional capital                                                                            120,757               120,131
 Retained earnings                                                                             100,354               104,286
 Cumulative foreign currency translation adjustment                                               (488)                 (709)
 Unearned compensation                                                                          (3,067)               (2,908)
 ---------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                248,380               251,850
 ---------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 631,695              $630,018
 ===========================================================================================================================

 *Amounts are from December 31, 1994 audited balance sheet and footnotes.

 The accompanying notes are an integral part of the financial statements.

 OTHER FINANCIAL INFORMATION
 Quaker State Corporation and Subsidiaries


 The sales and operating revenues and contributions to income from continuing operations, by industry segment, are as follows:

 ----------------------------------------------------------------------------------------------------------------------------------
                                                                             QUARTER ENDED                    SIX MONTHS ENDED
                                                                        6/30/95          6/30/94           6/30/95          6/30/94
 ----------------------------------------------------------------------------------------------------------------------------------
 (in thousands, unaudited)
 SALES AND OPERATING REVENUE
 Motor oil                                                            $ 208,493       $ 112,366       $   399,577      $    235,047
 Fast lube                                                               31,550          27,967            60,264            54,126
 Truck-Lite                                                              23,934          26,558            49,617            51,218
 Docks                                                                      889             754             1,662             1,447
 Intersegment sales                                                      (7,168)         (6,100)          (13,889)          (11,778)
 ----------------------------------------------------------------------------------------------------------------------------------
   Total sales and operating revenue                                  $ 257,698       $ 161,545       $   497,231      $    330,060
 ==================================================================================================================================

 OPERATING PROFIT (LOSS)
 Motor oil                                                            $   6,700       $   3,064       $    12,874      $      8,268
 Fast lube                                                                2,481           1,478             4,140             2,779
 Truck-Lite                                                               3,581           4,570             7,343             7,434
 Docks                                                                      276             250               481               469
 ----------------------------------------------------------------------------------------------------------------------------------
 Total operating profit from continuing operations                       13,038           9,362            24,838            18,950
 Corporate income                                                           937             732             2,577             1,253
 Interest expense                                                        (1,510)         (1,159)           (3,023)           (2,318)
 Corporate expenses                                                      (4,811)         (5,372)           (9,087)           (9,532)
 Unusual item*                                                          (15,800)            --            (15,800)              --
 ----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations before income taxes         $  (8,146)      $   3,563       $      (495)     $      8,353
 ==================================================================================================================================

 *The restructuring charge of $15,800 includes $9,280 that relates to Motor oil.

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

2. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for all crude oil, the majority of company refined petroleum and vehicular lighting products; and on the first-in, first-out (FIFO) basis for other inventories. The reserve to reduce the carrying value of inventories from FIFO basis to LIFO basis amounted to $22,255,000 at June 30, 1995, and $20,267,000 at December 31, 1994.

       In the second quarter of 1995 certain inventory quantities were reduced resulting in liquidations of LIFO inventory. The effect of these liquidations was an increase in net income of $900,000, or $.03 per share.

3. In December 1993, the United States commenced a lawsuit against the company in the U.S.District Court for Northern District of West Virginia. The complaint alleges the company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at the Congo refinery on various dates starting in 1980 and seeks civil penalties not to exceed $25,000 per day for each violation. The company intends to vigorously defend this lawsuit. However, the ultimate outcome of this litigation cannot presently be determined.

            In addition, the company has received notices from the EPA and others that it is a "potentially responsible party" relative to certain waste disposal sites identified by the EPA and may be required to share in the cost of cleanup. The company has accrued for all matters which are probable and can be reasonably estimated.

            In April 1994, purported class actions were commenced in the U.S. District Court for the Western District of Pennsylvania against the company and two other oil companies. The complaints allege violations of Section 1 of the Sherman Act. In July 1995, the United States District Court certified the proceeding as a class action and denied the defendants' motion for summary judgment. The company believes there is no basis for the allegations in the complaint and intends to defend the matter vigorously.

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

4. The effective tax rate of 38% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes. The effective tax rate for continuing operations of 38% is lower than the 1994 rate of 56% due to lower income from continuing operations, a reduction in the estimated state tax rate, and other changes in estimates.

                                    (more)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries
               (unaudited)

5. On July 11, 1995, Quaker State completed the acquisition of all the stock of Slick 50 through the merger of Slick 50 into a wholly owned subsidiary of Quaker State named Quaker State--Slick 50, Inc. The consideration given in the acquisition included payment of approximately $22,000,000 in cash and the issuance of 1,260,403 shares of Quaker State capital stock. In addition, the company paid approximately $11,000,000 to satisfy certain Slick 50 indebtedness outstanding prior to the closing. Under the terms of the Merger Agreement, additional consideration may be payable by Quaker State for Slick 50 stock depending upon the merged company's performance during the fiscal years ending December 31, 1996, 1997 and 1998 but subject to offset for indemnification obligations of Slick 50 stockholders under the Merger Agreement.

            The source of funds used for cash consideration in the transaction and the payment of Slick 50 indebtedness was borrowing under Quaker State's $45,000,000 Revolving Credit Agreement.

            The acquisition will be accounted for under the purchase method.

6. On April 28, 1995 the company announced plans to restructure its organization to integrate recent acquisitions, consolidate management and administrative activities, and move its corporate headquarters and Motor Oil Division to the Dallas, Texas area. The company plans to complete the move by the first quarter of 1996. The pre-tax costs and expenses associated with the restructuring and relocating the workforce and closing the headquarters facility in Oil City, Pennsylvania and its administrative unit in Shreveport, Louisiana will approximate $25,000,000. A charge of $15,800,000 was recorded in the second quarter, of which $9,280,000 related directly to the Motor Oil Division. The after tax restructuring charge recorded in the quarter was $9,490,000. The remainder will be expensed as incurred.

7. On April 28, 1995 the company announced that the Board of Directors approved a $25,000,000 development project for the Red River port in Shreveport, Louisiana, which will become the company's manufacturing and technical headquarters.

8. The following schedule is prepared on a pro forma basis as though Specialty and Westland had been acquired as of the beginning of 1994, after including the impact of adjustments, such as amortization of intangible assets, intercompany sales elimination and related tax effects.


       For the quarter ended and six months ended June 30, 1994
       ------------------------------------------------------------------------------------------------------------
       (in thousands except per share data, unaudited)
       ------------------------------------------------------------------------------------------------------------
                                                             For the quarter ended        For the Six months ended
                                                                    6/30/94                       6/30/94
                                                            -------------------------------------------------------
 REVENUES                                                          $248,726                      $483,979
 Income from continuing operations (Note 11)                       $  4,328                      $  6,520
 Income per share from continuing operations                       $   0.14                      $   0.21
                                                            -------------------------------------------------------

                                    (more)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries
               (unaudited)


       The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

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

10. On May 25, 1995 the company's stockholders approved the Amendment of Quaker State's Certificate of Incorporation to increase the authorized number of shares of Quaker State's capital stock from 37,500,000 to 95,000,000 shares.

11. On July 26, 1995 Quaker State signed a definitive agreement to sell most of the assets of its Natural Gas Exploration and Production Division to Belden & Blake Corporation of Canton, Ohio for a purchase price of $56,000,000 subject to certain possible adjustments. Accordingly, the operating results of Natural Gas Exploration and Production have been reported as a discontinued operations in the accompanying Consolidated Statement of Operations for the period ending June 30, 1995. Prior year and prior period financial statements have been reclassified to conform to the current period presentation. Completion of the transaction occured on August 9, 1995. The company expects to record a gain from the sale of these assets which will be reported under discontinued operations in the third quarter.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

   Discussion and Analysis of Results of Operations and Financial Condition

                                    -----

The consolidated financial statements and related notes including information about Quaker State Corporation's (the company) operations in different segments included in this Form 10-Q should be read as an integral part of this review.

                                    -----

      Quaker State Corporation reported a 1995 second quarter net loss of $3,225,000, or $.10 per share, compared to net income of $5,069,000, or $.19 per share, last year. Six month net income was $2,371,000, or $.08 per share, compared to $10,652,000, or $.39 per share, in 1994. The weighted average shares of capital stock outstanding for the period ending June 30, 1995 increased over 4,000,000 shares versus 1994, primarily as the result of issuing additional shares in the third quarter of 1994 for the acquisition of the Specialty and Westland companies. Sales and operating revenues from continuing operations were $257,698,000 and $497,231,000 for the second quarter and six months of 1995 compared to $161,545,000 and $330,060,000 for these periods in 1994. The 1995 revenues included $88,010,000 and $164,596,000 of additional sales for the second quarter and six months from the Specialty and Westland companies that were acquired in the third quarter of 1994. The 1995 second quarter and six months expenses include a pretax restructuring charge of $15,800,000 related to its announced relocation to the Dallas, Texas area. Total costs under the restructuring plan are estimated to be $25,000,000 with the remainder of such costs to be expensed as incurred. This charge accounted for the pretax loss from continuing operations of $8,146,000 and $495,000 for the second quarter and six months of 1995. Operating profits from continuing operations, excluding restructuring charges, in 1995 increased 39%, to $13,038,000, in the second quarter and 31%, to $24,838,000 for the six months reflecting higher sales for branded motor oil and improved Q Lube operating results.


      On May 25, 1995, the company and Belden & Blake Corporation signed a letter of intent for Belden & Blake Corporation to acquire most of the assets of the company's Natural Gas Exploration & Production Division (E&P). As a result, the E&P operations have been accounted for as a discontinued operation on the Consolidated Statement of Operations for the period ending June 30, 1995 and its operating results have been segregated and reported as a discontinued operation. Prior year and prior period financial statements have been reclassified to conform to this presentation. Income from discontinued operations in 1994 also include the insurance operations which were discontinued last year. Income from discontinued operations was $1,303,000, or $.04 per share, and $2,678,000, or $.09 per share, for the second quarter and first six months of 1995 compared to $3,604,000, or $.14 per share, and $6,982,000, or $.26 per share, last year.

      Motor Oil Division operating profits, excluding restructuring charges of $9,280,000, were $6,700,000 and $12,874,000 for the second quarter and first six months of 1995 compared to $3,064,000 and $8,268,000 last year. Revenues of $208,493,000 and $399,577,000 in these periods increased 86% and 70% over 1994 and included the 1995 sales from the Specialty and Westland companies that were purchased in the third quarter of 1994. Operating profits improved as a result of a 14% second quarter and 2%

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

   Discussion and Analysis of Results of Operations and Financial Condition

                                    -----

year-to-date increase in branded motor oil sales volume. In addition, refinery product margins improved as a result of higher sales prices for base stocks, gasoline and fuel oil. Operating results also include $1,500,000 of LIFO inventory profits recorded in the second quarter as a result of liquidating certain inventory quantities. In the division's private label and industrial lubricants business, operating results improved in the second quarter as first quarter sales price increases partially offset the impact of higher material costs.

      Q Lube reported second quarter operating profits of $2,481,000 on sales and operating revenues of $31,550,000 compared to profits of $1,478,000 on revenues of $27,967,000 last year. Six month operating profits were $4,140,000 on sales and operating revenues of $60,264,000 compared to profits of $2,779,000 on revenues of $54,126,000 in 1994. Year-to-date car counts in 1995 increased 6% and average per car sales were up 5% to account for the revenue and operating result improvements. Higher advertising, depreciation and amortization expenses resulting from the conversion of the fast lube outlets to the new Q Lube format partially offset the improvement in operating results. This conversion will continue in 1995 with approximately 100 additional stores expected to be completed by the end of the year.

      Truck-Lite operating profits in the second quarter and six months of 1995 were $3,581,000 and $7,343,000 compared to $4,570,000 and $7,434,000 in 1994.
Revenues were down 10% to $23,934,000 in the second quarter and down 3% to $49,617,000 for the six months. Lower sales volume and negative product mix adversely affected operating results. Automotive sales slowed down in the second quarter as the overall car market has softened. Management was able to reduce year-to-date operating expenses by approximately $1,500,000 to partially offset the slowdown in the business.

      Year-to-date corporate income of $2,577,000 compared to $1,253,000 and included approximately $1,000,000 of additional royalty payments received for coal deliveries made by the purchaser of a long-term coal sales agreement. Six month interest expense in 1995 increased 30% to $3,023,000 as a result of debt assumed in the acquisition of Westland Oil Company, Inc. in the third quarter of 1994. Corporate expenses in 1995 were $4,811,000 and $9,087,000 for the quarter and six months compared to $5,372,000 and $9,532,000 last year. Lower salary and benefit expenses account for the reductions in corporate expenses. An unusual charge for $15,800,000 was recorded in the second quarter to reserve for severance costs, employee benefit expenses and the write-off of assets related to the company's relocation to the Dallas, Texas area. Approximately $9,280,000 of this charge relates to the Motor Oil Division.

      The effective tax rate of 38% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes. The effective tax rate for continuing operations of 38% is lower than the 1994 rate of 56% due to lower income from continuing operations, a reduction in the estimated state tax rate, and other changes in estimates.

                  QUAKER STATE CORPORATION AND SUBSIDIARIES

   Discussion and Analysis of Results of Operations and Financial Condition

                                    -----

        Cash provided by operations for the first six months of 1995 was $2,246,000 compared to $19,069,000 in 1994. This decrease resulted from additional working capital requirements and the loss of operating cash flows from the insurance operations which were sold in the third quarter of 1994. Cash used by discontinued coal activities in 1995 was $5,757,000 compared to $8,868,000 last year. Cash used by investing activities included capital expenditures of $16,189,000 and proceeds from the sale of property and equipment of $3,587,000, of which $412,000 related to the discontinued coal operations. Cash used in financing activities was $7,801,000 and included $6,303,000 paid for dividends and $1,464,000 paid on long-term debt, primarily related to the Westland subsidiary acquired in 1994.

      On April 28, 1995, the company announced that the Board of Directors approved a $25,000,000 development project for the Red River port in Shreveport, Louisiana which will become the company's lubricants manaufacturing and technical headquarters.


      On May 25, 1995 the company's stockholders approved an amendment to the company's Certificate of Incorporation to increase the authorized number of shares of Quaker State's capital stock from 37,500,000 to 95,000,000 shares.

      On July 11, 1995, the company completed an Agreement and Plan of Merger to acquire Slick 50, Inc. (Slick 50), by merger into a newly formed wholly-owned subsidiary of the company. The merger consideration included the payment of approximately $22,000,000 in cash and the issuance of 1,260,000 shares of Quaker State capital stock. In addition, the company paid approximately $11,000,000 to satisfy certain Slick 50 indebtedness outstanding prior to the closing. The operating results of Slick 50 will be reported as part of the Motor Oil Division business segment from the date of acquisition. (Refer to Note 5.)

      On July 26, 1995 the company signed a definitive agreement to sell certain assets of its Natural Gas Exploration and Production Division to Belden & Blake Corporation of Canton Ohio for a purchase price of $56,000,000 subject to certain possible adjustments. Completion of this transaction occurred on August 9, 1995. The company expects to record a gain from the sale of these assets which will be reported under discontinued operations in the third quarter. (Refer to Note 11.) The company is in the process of selling the remaining Natural Gas Exploration and Production Division assets.

      On July 27, 1995 the Board of Directors of the company declared a quarterly dividend of 10 cents per share payable September 15 to shareholders of record as of August 15, 1995.


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

                                   PART II.


                              OTHER INFORMATION


                  QUAKER STATE CORPORATION AND SUBSIDIARIES




Item 1. LEGAL PROCEEDINGS
        -----------------

        In its annual report on Form 10-K for the year ended December 31, 1994, Quaker State reported that in April 1994 Lazy Oil, Inc., a Pennsylvania corporation, commenced a class action in the United States District Court for the Western District of Pennsylvania against Witco Corporation, Quaker State and Pennzoil Company. Three similar actions were subsequently commenced and were consolidated with the original action. The consolidated amended complaint alleges violations of Section 1 of the Sherman Act, based upon an allegation that the defendants, since at least January 1, 1981, combined and conspired to fix, lower, maintain and stabilize the purchase price of Pennsylvania Grade crude oil purchased from the plaintiffs and others. In July 1995, the United States District Court certified the proceeding as a class action and denied the defendants' motion for summary judgement, without prejudice to renewal after the close of discovery. Discovery in this proceeding is continuing.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        -------------------------------------------------

        On May 25, 1995, Quaker State held its Annual Meeting of Stockholders, at which three items were submitted to a vote of security holders. The first item voted upon was the election of directors, and the following individuals were elected as directors, with the following votes for or withheld from each:

      Name                            Votes For              Votes Withheld
      ----                            ---------              --------------
Herbert M. Baum                       27,165,534                 748,498
Leonard M. Carroll                    27,136,850                 777,242
Conrad A. Conrad                      27,187,346                 726,686
Laurel Cutler                         27,150,456                 763,576
C. Frederick Fetterolf                27,151,087                 762,945
Thomas A. Gardner                     27,147,499                 766,533
F. William Grube                      27,187,781                 726,251
Forrest R. Haselton                   27,140,948                 773,084
Delbert J. McQuaide                   27,185,670                 728,362
L. David Myatt                        27,189,938                 724,094
Raymond A. Ross, Jr.                  27,177,980                 736,052
Lorne R. Waxlax                       27,155,370                 758,662

        The second matter submitted to a vote of security holders was approval of the Amendment of Quaker State's Certificate of Incorporation to increase the authorized number of shares of Quaker State's capital stock from 37,500,000 to 95,000,000 shares.

On this second matter, 22,927,640 shares were voted for the proposition, 4,748,952 shares were voted against and 237,440 shares abstained.

        The third matter submitted to a vote of security holders was the ratification of the appointment of the firm of Coopers and Lybrand L.L.P. as Quaker State's independent auditors for the fiscal year ending December 31, 1995. On this third matter, 27,643,152 shares were voted for the proposition, 162,157 shares were voted against and 108,723 shares abstained.

Item  5. Other Information.
         ------------------

        On July 26, 1995, Quaker State signed a definitive agreement to sell most of the assets of its Natural Gas Exploration and Production Division to Belden & Blake Corporation of Canton, Ohio for a purchase price of approximately $56,000,000 subject to certain adjustments. The purchase price was determined in arms length negotiations. This transaction was completed on August 9, 1995. The sale included interests in approximately 1,460 producing oil and gas wells in New York, Ohio, Pennsylvania and West Virginia, approximately 250,000 leasehold acres and approximately 250 miles of gas gathering lines. There is no material relationship between Quaker State and Belden & Blake Corporation, other than purchases by Quaker State of crude oil in the ordinary course of business.

Item  6. Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) 2. Asset Purchase Agreement dated July 26, 1995 among Quaker State Corporation, QSE & P, Inc. and Belden & Blake Corporation, filed herewith.

             3(i). Composite Certificate of Incorporation, as amended effective July 3, 1995, filed herewith.

             4. Amendment No. 5 to Credit Agreement, dated as of July 7, 1995, by and among Quaker State, certain Banks and PNC Bank, as agent for the Banks, filed herewith.

             11. Computation of Net Income per Share for the quarters and six months ended June 30, 1995 and 1994, filed herewith.

             27. Financial Data Schedule, filed herewith.

         (b) No reports on Form 8-K were filed by Quaker State during the quarter ending June 30, 1995. A current report on Form 8-K was filed by Quaker State on July 24, 1995. The report disclosed under
             Item 2 that on July 11, 1995, Quaker State completed the acquisition of Slick 50, Inc. I by merger into a newly formed, wholly owned subsidiary of Quaker State. No financial statements were included with this report on Form 8-K, and the required financial statements and pro forma financial information will be filed no later than 60 days following the required filing date for this report on Form 8-K.

                  QUAKER STATE CORPORATION AND SUBSIDIARIES




                                  SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  QUAKER STATE CORPORATION
                                                        (Registrant)




Date     8/11/95                      By    /s/ Herbert M. Baum
        ----------------                   ----------------------------------
                                               Herbert M. Baum
                                               Chairman of the Board and
                                               Chief Executive Officer



Date     8/11/95                      By    /s/ C. A. Conrad
        ----------------                   ----------------------------------
                                               C. A. Conrad
                                               Vice Chairman and
                                               Chief Financial Officer

                           QUAKER STATE CORPORATION

                                 EXHIBIT LIST
                                 ------------

       The following exhibits are required to be filed with this quarterly report on Form 10-Q.

Exhibit No. and Document
------------------------

       2.        Asset Purchase Agreement dated July 26, 1995 among Quaker
                 State Corporation, QSE & P, Inc. and Belden & Blake
                 Corporation, filed herewith.

       3(i).     Composite Certificate of Incorporation, as amended effective
                 July 3, 1995, filed herewith.

       4. Amendment No. 5 to Credit Agreement, dated as of July 7, 1995, by and among Quaker State, certain Banks and PNC Bank, as agent for the Banks, filed herewith.

       11. Computation of Net Income per Share for the quarters and six months ended June 30, 1995 and 1994, filed herewith.

       27.       Financial Data Schedule, filed herewith.