Form 10-Q
period 1995-09-30
QUAKER STATE CORP
filed 1995-11-13
CIK 81381

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

  Mark One
     X
  -------- QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995.

  -------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File Number 1-2677

                           QUAKER STATE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                   25-0742820
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


                                 Xerox Centre
                          222 West Las Colinas Blvd.
                                  Suite 1750
                            Irving, Texas 75039
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (214) 868-0400
             (Registrant's telephone number, including area code)


                                255 Elm Street
                              Oil City, PA 16301
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X       No
                                   -------       -------

     As of October 31, 1995, 32,824,157 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Quaker State Corporation and Subsidiaries



                                                           Quarter Ended            Nine Months Ended
(in thousands except per share data, unaudited)        9/30/95      9/30/94       9/30/95        9/30/94
--------------------------------------------------------------------------------------------------------
REVENUES
Sales and operating revenues                          $277,109     $179,702      $774,340       $509,762
Other, net                                               3,005        1,017         8,614          3,090
--------------------------------------------------------------------------------------------------------
                                                       280,114      180,719       782,954        512,852
COSTS AND EXPENSES
Cost of sales and operating costs                      189,431      122,651       543,567        343,167
Selling, general and administrative                     72,703       47,491       188,414        138,348
Depreciation and amortization                            8,330        5,199        22,900         15,203
Interest                                                 1,777        1,177         4,895          3,580
Unusual item (Note 2)                                    1,204           --        17,004             --
--------------------------------------------------------------------------------------------------------
                                                       273,445      176,518       776,780        500,298
--------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                           6,669        4,201         6,174         12,554
--------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                               2,596          329         2,408          4,776
--------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                        4,073        3,872         3,766          7,778
INCOME FROM DISCONTINUED
 OPERATIONS, NET OF TAXES (NOTE 4)                      11,255        1,526        13,933          8,272
--------------------------------------------------------------------------------------------------------
NET INCOME                                             $15,328       $5,398       $17,699        $16,050
========================================================================================================
PER SHARE:
INCOME  FROM CONTINUING OPERATIONS                        $.13         $.14          $.12           $.28
INCOME FROM DISCONTINUED OPERATIONS                        .34          .05           .43            .30
--------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                      $.47         $.19          $.55           $.58
========================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                     32,878       27,360        32,018         27,438
========================================================================================================
CASH DIVIDENDS PAID PER SHARE                             $.10         $.10          $.30           $.30
========================================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Quaker State Corporation and Subsidiaries


For the nine months ended September 30               1995          1994
-----------------------------------------------------------------------
(in thousands, unaudited)

NET CASH PROVIDED BY OPERATING ACTIVITIES         $   876       $30,522
-----------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of property and              3,962         2,409
  equipment
Capital expenditures                              (26,066)      (22,481)
Proceeds from sale of discontinued operations      62,817        78,541
Net purchases of investments in connection
  with discontinued insurance operations                -       (12,732)
Acquisitions, net of cash acquired                (30,996)      (28,366)
-----------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES           9,717        17,371
-----------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                     (9,583)       (8,206)
Proceeds from long-term debt                       31,829           303
Payments on long-term debt                        (32,700)      (17,194)
-----------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES             (10,454)      (25,097)
-----------------------------------------------------------------------
Net increase in cash and cash equivalents             139        22,796
Cash and cash equivalents at beginning of          29,805        15,628
  period:
-----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD:       $29,944       $38,424
=======================================================================


The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
Quaker State Corporation and Subsidiaries

                                                   9/30/95    12/31/94*
-----------------------------------------------------------------------
(in thousands except share data)                (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                         $ 29,944    $ 29,805
Accounts and notes receivable,
  less allowance of $4,584 at
  9/30/95 and $2,173 at 12/31/94                   124,690      91,858
Inventories (Note 7)                                81,243      73,442
Other current assets                                27,658      23,498
Discontinued operation assets (Note 4)               3,712       3,537
-----------------------------------------------------------------------
    Total current assets                           267,247     222,140
-----------------------------------------------------------------------
Property, plant, and equipment, net of
  accumulated depreciation and depletion
  of $204,223 at 9/30/95 and
  $190,986 at 12/31/94                             198,196     199,983
Discontinued operation assets (Note 4)                 114      37,491
Other assets                                       235,648     170,404
-----------------------------------------------------------------------
    TOTAL ASSETS                                  $701,205    $630,018
=======================================================================

LIABILITIES
Current Liabilities:
Accounts payable                                  $ 61,647    $ 58,500
Accrued liabilities                                103,644      58,487
Debt payable within one year                         4,192       3,714
-----------------------------------------------------------------------
    Total current liabilities                      169,503     120,701
-----------------------------------------------------------------------
Long-term debt, less debt payable
  within one year                                   70,993      69,535
Other long-term liabilities                        180,971     187,932
-----------------------------------------------------------------------
    Total liabilities                              421,467     378,168
-----------------------------------------------------------------------
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Capital stock, $1.00 par value;
  authorized shares, 95,000,000;
  issued shares, 32,811,396 at 9/30/95
  and 31,517,305 at 12/31/94                        32,811      31,517
Treasury stock, at cost,
  12,761 shares at 9/30/95
  and 33,948 shares at 12/31/94                       (180)       (467)
Additional capital                                 137,866     120,131
Retained earnings                                  112,402     104,286
Cumulative foreign currency
  translation adjustment                               120        (709)
Unearned compensation                               (3,281)     (2,908)
-----------------------------------------------------------------------
    Total stockholders' equity                     279,738     251,850
-----------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY    $701,205    $630,018
=======================================================================


*Amounts are derived from December 31, 1994 audited balance sheet and footnotes.

The accompanying notes are an integral part of the financial statements.

OTHER FINANCIAL INFORMATION
Quaker State Corporation and Subsidiaries


        The sales and operating revenues and contributions to income from continuing operations, by industry segment, are as follows:

--------------------------------------------------------------------------------------------------
                                                      Quarter Ended            Nine Months Ended
                                                   9/30/95      9/30/94       9/30/95     9/30/94
--------------------------------------------------------------------------------------------------
(in thousands, unaudited)
SALES AND OPERATING REVENUES
Motor oil                                         $231,683     $131,005      $631,260    $366,052
Q Lube                                               32,339       30,470        92,603      84,596
Truck-Lite                                          20,656       24,281        70,273      75,499
Docks                                                  701          754         2,363       2,201
Intersegment sales                                  (8,270)      (6,808)      (22,159)    (18,586)
--------------------------------------------------------------------------------------------------
Total sales and operating revenues                $277,109      $179,702     $774,340    $509,762
==================================================================================================
OPERATING PROFIT
Motor oil                                         $  9,451      $  4,702     $ 22,325    $ 12,970
Q Lube                                                2,438         1,741        6,578       4,520
Truck-Lite                                           1,350         2,680        8,693      10,114
Docks                                                  144           306          625         775
--------------------------------------------------------------------------------------------------
Total operating profit from
  continuing operations                             13,383         9,429       38,221      28,379
Corporate income                                     1,093           788        3,670       2,041
Interest expense                                    (1,808)       (1,125)      (4,831)     (3,443)
Corporate expenses                                  (4,795)       (4,891)     (13,882)    (14,423)
Unusual item*                                       (1,204)           --      (17,004)         --
--------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                             $  6,669      $  4,201     $  6,174    $ 12,554
==================================================================================================


* The Motor oil portion of the restructuring charges was $707 and $9,987 for the quarter and nine months ended September 30, 1995.


The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries (unaudited)

1. In the opinion of management of Quaker State Corporation (the company or Quaker State), the accompanying financial statements include all adjustments which are necessary to a fair statement of the results for such periods. All of these adjustments are of a normal recurring nature. These statements should be read in conjunction with the financial statements included as part of the 1994 annual report on Form 10-K.

2. On April 28, 1995, the company announced plans to restructure its organization to integrate recent acquisitions, consolidate management and administrative activities, and move its corporate headquarters and Motor Oil Division to the Dallas, Texas area. The company plans to complete the move by the first quarter of 1996. The pre-tax costs and expenses associated with the restructuring and relocating the work force and closing the headquarters facility in Oil City, Pennsylvania and its administrative unit in Shreveport, Louisiana are currently estimated to be $25 million. A charge of $15.8 million ($9.5 million after tax) was recorded in the second quarter 1995, of which $9.3 million related directly to the Motor Oil Division. As of September 30, 1995, the reserve was $8.4 million.

3. On July 11, 1995, the company completed the acquisition of all the stock of Slick 50, Inc. (Slick 50) for $22 million in cash and the issuance of approximately 1.3 million shares of Quaker State capital stock. In addition, the company paid approximately $11 million to satisfy certain Slick 50 indebtedness outstanding prior to the closing. Under the terms of the Merger Agreement, additional consideration may be payable by the company for Slick 50 stock depending upon the merged company's performance during the fiscal years ending December 31, 1996, 1997, and 1998 but subject to offset for indemnification obligations of Slick 50 stockholders under the Merger Agreement.

     The source of funds used for cash consideration in the transaction and the payment of Slick 50 indebtedness was borrowing under Quaker State's $45 million Revolving Credit Agreement.

     The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Slick 50 have been included in the accompanying Condensed Consolidated Financial Statements from the date of acquisition.

     The purchase price allocation to assets and liabilities is preliminary. The acquisition has resulted in a preliminary excess of purchase price over fair value of assets of approximately $49.1 million recorded in the Condensed Consolidated Balance Sheet of September 30, 1995.

4. On August 9, 1995, the company sold most of the assets of its Natural Gas Exploration and Production Division. Accordingly, the operating results of Natural Gas Exploration and Production have been reported as discontinued operations in the accompanying Condensed Consolidated Statement of Operations for the quarter and nine months ended September 30, 1995. The December 31, 1994 Condensed Consolidated Balance Sheet has been reclassified to conform to the current period presentation. The company recognized an after tax gain of $11.2 million from the sale of these assets in the third quarter.

5.   The effective tax rate for the nine months ended September 30, 1995 and 1994 of 39% and 38% for continuing operations is higher than the 35% federal statutory rate due to the impact of state and foreign taxes.


                                    (more)

Quaker State Corporation and Subsidiaries (unaudited)

6. The following schedule is prepared on a pro forma basis as though Specialty and Westland had been acquired as of the beginning of 1994, after including the impact of adjustments, such as amortization of intangible assets, intercompany sales elimination and related tax effects. The discontinued Insurance and Natural Gas Exploration and Production operations have also been excluded.

     For the quarter and nine months ended September 30, 1994
     (in thousands except per share data)

                                             Quarter     Nine months
                                              ended         ended
                                             9/30/94       9/30/94
      -------------------------------------------------------------
      Revenues                               $266,883     $750,862
      Income from continuing operations      $  4,765     $ 11,285
      Income per share from continuing
        operations                           $    .15     $    .34
      -------------------------------------------------------------

     The pro forma results are not necessarily indicative of what would have occurred if the acquisition and disposition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

7. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for all crude oil, the majority of company refined petroleum and vehicular lighting products; and on the first-in, first-out (FIFO) basis for other inventories. The reserve to reduce the carrying value of inventories from FIFO basis to LIFO basis amounted to $23.2 million at September 30, 1995, and $20.3 million at December 31, 1994.

     For the nine months ended September 30, 1995 certain inventory quantities were reduced resulting in liquidations of LIFO inventory. The effect of these liquidations was an increase in net income of $900,000 or $.03 per share.

       Inventories consist of:
      --------------------------------------------------------------------------------
       (in thousands)                                           9/30/95      12/31/94
      -------------------------------------------------------------------------------
       Crude Oil                                                $ 2,983       $ 1,328
       Finished and in-process petroleum products                42,259        49,252
       Other                                                     36,001        22,862
      -------------------------------------------------------------------------------
       Total                                                    $81,243       $73,442
      ===============================================================================

8. On May 25, 1995, the company's stockholders approved the Amendment of Quaker State's Certificate of Incorporation to increase the authorized number of shares of Quaker State's capital stock from 37.5 million to 95 million shares.

9. In December 1993, the United States commenced a lawsuit against the company in the U.S. District Court for the Northern District of West Virginia. The complaint alleges the company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at the Congo refinery on various dates starting in 1980 and seeks civil penalties not to exceed $25,000 per day for each violation. The company intends to vigorously defend this lawsuit. However, the ultimate outcome of this litigation cannot presently be determined.


                                    (more)

Quaker State Corporation and Subsidiaries (unaudited)

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

     In the opinion of management, all matters discussed above are adequately accrued for or covered by insurance, or, if not so provided for, are without merit or the disposition is not anticipated to have a material effect on the company's financial position; however, one or more of these matters could have a material effect on future quarterly or annual results of operations when resolved.

10.  In March, 1995, the Financial Accounting Standards Board issued
     Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The new Standard must be implemented in 1996. The company is currently evaluating what effect, if any, this Standard will have on its financial position and results of operations.

11. On October 23, 1995, the company sold $100 million of 6.625% notes due 2005. The company used $56.5 million of the proceeds to prepay the company's 8.73% Senior Notes due 2002. As a result of the prepayment, the company will recognize an extraordinary charge in the fourth quarter of $6.8 million ($4.1 million net of taxes). The remaining proceeds will be used for general corporate purposes, acquisitions, capital expenditures or the reduction of other indebtedness.

Item 2. Management's Discussion and Analysis of Results of
        --------------------------------------------------
        Operations and Financial Condition
        ----------------------------------

        The condensed consolidated financial statements, other financial information and related notes for Quaker State Corporation (the company) included in this Form 10-Q, should be read as an integral part of this analysis.

        The company reported net income of $15.3 million or $.47 per share for the quarter ended September 30, 1995, compared to net income of $5.4 million or $.19 per share for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, the company reported net income of $17.7 million or $.55 per share compared to $16.1 million or $.58 per share for the nine months ended September 30, 1994. The weighted average shares of capital stock outstanding for the nine months ended September 30, 1995 increased over 4.5 million shares compared to the nine months ended September 30, 1994, primarily as a result of issuing shares in connection with the acquisition of Specialty Oil Companies (Specialty) and Westland Oil, Inc. (Westland) in September 1994 and the acquisition of Slick 50, Inc. (Slick 50) in July 1995. Sales and operating revenues from continuing operations were $277.1 million and $774.3 million for the quarter and nine months ended September 30, 1995 compared to $179.7 million and $509.8 million for the quarter and nine months ended September 30, 1994. Sales and operating revenues included $91.6 million and $256.2 million from Specialty and Westland for the quarter and nine months ended September 30, 1995.

        The quarter and nine months ended September 30, 1995 include $1.2 million and $17 million pretax restructuring charges related to the announced relocation to the Dallas, Texas area. Total costs under the restructuring plan are estimated to be $25 million (see note 2). Operating profits from continuing operations for the quarter and nine months ended September 30, 1995, excluding restructuring charges, increased 42% and 35% to $13.4 million and $38.2 million compared to the quarter and nine months ended September 30, 1994.

        On August 9, 1995, the company sold most of the assets of its Natural Gas Exploration and Production Division. The company recognized an after tax gain of $11.2 million in connection with the sale. Income from discontinued operations was $11.3 million or $.34 per share, and $13.9 million or $.43 per share for the quarter and nine months ended September 30, 1995 compared to $1.5 million or $.05 per share and $8.3 million or $.30 per share for the quarter and nine months ended September 30, 1994.

        Motor Oil Division operating profits, excluding restructuring charges of $700,000 and $10 million, were $9.5 million and $22.3 million for the quarter and nine months ended September 30, 1995 compared to $4.7 million and $13 million for the quarter and nine months ended September 30, 1994.
Revenues of $231.7 million and $631.2 million in these periods increased 77% and 72% over 1994 and included the 1995 sales from the Specialty and Westland companies that were purchased in the third quarter of 1994 and Slick 50, which was acquired in the third quarter of 1995. Operating profit was favorably impacted by the company's recent acquisition, a reduction in marketing costs and improved refinery product margins due to higher sales prices for base stocks, gasoline and fuel oil.

Management's Discussion and Analysis of Results of Operations and
Financial Condition, continued

        Branded motor oil sales volumes decreased 9% and 2% for the quarter and nine months ended September 30, 1995, reflecting an overall decline in the motor oil category and strong promotional sales volumes in the third quarter of 1994.

        Q Lube reported third quarter operating profits of $2.4 million on sales and operating revenues of $32.3 million compared to profits of $1.7 million on revenues of $30.5 million for the same period last year. Operating profits were $6.6 million on sales and operating revenues of $92.6 million for the nine months ended September 30, 1995, compared to profits of $4.5 million on revenues of $84.6 million for the nine months ended September 30, 1994. Year-to-date car counts in 1995 increased 6% and average per car sales were up 4% to account for the revenue and operating result improvements. Higher advertising, depreciation and amortization expenses resulting from the conversion of the fast lube outlets to the new Q Lube format partially offset the improvement in operating results.

        Truck-Lite operating profits for the third quarter and nine months ended September 30, 1995 were $1.4 million and $8.7 million compared to $2.7 million and $10.1 million for the third quarter and nine months ended September 30, 1994. Revenues were down 15% to $20.7 million and down 7% to $70.3 million for the third quarter and nine months ended September 30, 1995. Lower sales volume and negative product mix adversely affected operating results. Automotive sales slowed down in 1995 as the overall car market has softened. Management was able to reduce year-to-date operating expenses and other costs by approximately $2.3 million to partially offset the slowdown in the business.

        For the quarter and nine months ended September 30, 1995 corporate income was $1 million and $3.7 million compared to $800,000 and $2 million for the quarter and nine months ended September 30, 1994. Included in corporate income is approximately $1.3 million of additional royalty payments received for coal deliveries made by the purchaser of a long-term coal sales agreement. Interest expense increased for the quarter and nine months ended September 30, 1995 as a result of the debt assumed in the acquisition of Westland. As a result of lower salary and benefit expenses, corporate expenses decreased 2% and 4% to $4.8 million and $13.9 million for the quarter and nine months ended September 30, 1995.

        Cash and cash equivalents increased by $100,000 from December 31, 1994. The increase was comprised of $900,000 of net cash flow provided from operations, $9.7 million net cash provided by investing activities and $10.5 million net cash used in financing activities. Cash provided by operations was impacted by additional working capital requirements and the loss of operating cash flows from the insurance operations which were sold in the third quarter of 1994.

Management's Discussion and Analysis of Results of Operations and
Financial Condition, continued

        Cash provided by investing activities of $9.7 million is primarily due to $62.8 million of proceeds from the sale of the Natural Gas Exploration and Production Division assets, $31 million used in the acquisition of Slick 50 and capital expenditures of $26.1 million. Cash used in financing activities of $10.5 million is primarily due to $9.6 million of dividend payments.

        In April 1995, the company announced that the Board of Directors approved a $25 million development project for the Red River port in Shreveport, Louisiana which will become the company's lubricants manufacturing and technical headquarters. The port development will include a blending, packaging and warehousing facility in Shreveport, as well as a laboratory and tank farm near the Red River. In addition, the Company plans to improve and upgrade existing plant and facilities, and construct additional storage tanks and bulk loading and unloading facilities near the Red River. The port development project is subject to a number of conditions, including the availability of state and local funding for land and certain infrastructure which, to date, have not been finalized.

        On May 25, 1995, the company's stockholders approved an amendment to the company's Certificate of Incorporation to increase the authorized number of shares of Quaker State's capital stock from 37.5 million to 95 million shares.

        On July 11, 1995, the company completed the acquisition of all the stock of Slick 50 for $22 million in cash and the issuance of approximately 1.3 million shares of the company's capital stock. In addition, the company paid approximately $11 million to satisfy certain Slick 50 indebtedness outstanding prior to the closing. Under the terms of the Merger Agreement, additional consideration may be payable by the company for Slick 50 stock depending upon the merged company's performance during the fiscal years ending December 31, 1996, 1997 and 1998 but subject to offset for indemnification obligations of Slick 50 stockholders under the Merger Agreement.

        On October 4, 1995, the company terminated its revolving credit agreement due June 30, 1998 and executed a new $45 million credit agreement due September 28, 1996.

        On October 23, 1995, the company sold $100 million of 6.625% notes due 2005. The company used $56.5 million of the proceeds to prepay the 8.73% Senior Notes due 2002. As a result of the prepayment, the company will recognize an extraordinary charge in the fourth quarter of 1995 of approximately $6.8 million ($4.1 million net of taxes). The remaining proceeds will be used for general corporate purposes, acquisitions, capital expenditures or the reduction of other indebtedness.

        On October 26, 1995, the Board of Directors of the company declared a quarterly dividend of $.10 per share payable December 15, 1995 to shareholders of record as of November 15, 1995.

Management's Discussion and Analysis of Results of Operations and
Financial Condition, continued

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

In its annual report on Form 10-K for the year ended December 31, 1994, Quaker State Corporation ("Quaker State") reported that in October 1993, Larry Tucker and sixteen (16) other former salaried supervisory employees of Donaldson Mine Company, a subsidiary of Quaker State's subsidiary, The Valley Camp Coal Company ("Valley Camp"), instituted an action in the Circuit Court of Kanawha County, West Virginia against Quaker State, Valley Camp, and Donaldson Mine Company. The suit was subsequently removed to the United States District Court for the Southern District of West Virginia. In October 1995, the claims of eleven (11) of the plaintiffs were settled and dismissed for a nominal payment and the court granted summary judgment dismissing all claims of the nonsettling plaintiffs.

Item 5. Other Information
        -----------------

On September 28, 1995, the Quaker State Board of Directors adopted a stockholders Rights plan and declared a dividend of one Right for each outstanding share of Quaker State's capital stock. When exercisable, each Right entitles the registered holder to purchase from Quaker State one share of Quaker State capital stock or, in certain circumstances, common stock of an acquiring company, at one-half the market price of such common stock. The Rights were issued on October 18, 1995 to stockholders of record on that date. For further information with respect to this item, see the current report on Form 8-K and the exhibits thereto filed by Quaker State on October 20, 1995.

Item 6. Exhibits And Reports On Form 8-K
        --------------------------------

(a)     Exhibits:

4(a). $45,000,000 Credit Agreement between Quaker State and Morgan Guaranty Trust Company of New York, as Agent, dated as of September 28, 1995, filed herewith.

4(b). Amendment No. 6, dated as of September 29, 1995, to Credit Agreement by and among Quaker State, Certain Banks and PNC Bank, National Association, as agent for the Banks, filed herewith.

11. Computation of Net Income per Share for the quarters and nine months ended September 30, 1995 and September 30, 1994, filed herewith.

PART II OTHER INFORMATION

27.   Financial Data Schedule, filed herewith.

(b)   Reports on Form 8-K.

On July 25, 1995, Quaker State filed a current report on Form 8-K, disclosing under Item 2 that on July 11, 1995, Quaker State completed the acquisition of all of the capital stock of Slick 50, Inc. No financial statements were included with this report, which was amended by a report on Form 8-K/A1 filed on September 21, 1995.

On August 23, 1995, Quaker State filed a current report on Form 8-K and disclosed under Item 2 that on August 9, 1995, Quaker State completed the sale to Belden & Blake Corporation of most of the assets of Quaker State's Natural Gas Exploration and Production Division. The report included a pro forma consolidated statement of operations of Quaker State and subsidiaries for the fiscal year ending December 31, 1994, and a pro forma consolidated balance sheet of Quaker State and subsidiaries as of June 30, 1995.

                  QUAKER STATE CORPORATION AND SUBSIDIARIES




                                  SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          QUAKER STATE CORPORATION
                                               (Registrant)


Date 11/13/95                          By   /s/ HERBERT M. BAUM
                                          ------------------------------
                                            Herbert M. Baum
                                            Chairman of the Board and
                                            Chief Executive Officer



Date 11/13/95                          By   /s/ C. A. CONRAD
                                          ------------------------------
                                            C. A. Conrad
                                            Vice Chairman and
                                            Chief Financial Officer

                           QUAKER STATE CORPORATION
                                 EXHIBIT LIST
                                 ------------

The following exhibits are required to be filed with this quarterly report on Form 10-Q:

Exhibit No. And Document
------------------------

4(a). $45,000,000 Credit Agreement between Quaker State and Morgan Guaranty Trust Company of New York, as Agent, dated as of September 28, 1995, filed herewith.

4(b). Amendment No. 6, dated as of September 29, 1995, to Credit Agreement by and among Quaker State, Certain Banks and PNC Bank, National Association, as agent for the Banks, filed herewith.

11. Computation of net income per share for the quarters and nine months ended September 30, 1995 and September 30, 1994, filed herewith.

27.     Financial Data Schedule, filed herewith.