Form 10-K405
period 1995-12-31
QUAKER STATE CORP
filed 1996-03-29
CIK 81381

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1995

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM ___________ TO ____________

         COMMISSION FILE NUMBER 1-2677

                               QUAKER STATE CORPORATION
                (Exact name of registrant as specified in its charter)

                   Delaware                                      25-0742820
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)
        225 East John Carpenter Freeway
                 Irving, Texas                                      75062
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 214-868-0400

          Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each exchange
              Title of each class                            on which registered
-----------------------------------------------            -----------------------
           Capital Stock, par value                        New York Stock Exchange
                $1.00 per share                            Pacific Stock Exchange
       Rights to Purchase Capital Stock,                   New York Stock Exchange
           par value $1.00 per share                       Pacific Stock Exchange
              6.5% Notes due 2005                          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for at least the past 90 days. Yes X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The registrant estimates that as of March 15, 1996 the aggregate market value of the shares of its Capital Stock held by non-affiliates of the registrant was more than $417,400,000.

     As of March 15, 1996, there were 32,858,094 shares of Capital Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Quaker State's 1995 Annual Report to Stockholders are incorporated by reference into Parts I and II of this annual report on Form 10-K.

     Portions of the Proxy Statement for Quaker State's Annual Meeting of Stockholders to be held on May 16, 1996 are incorporated by reference into Part III of this annual report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Quaker State Corporation ("Quaker State" or the "Company"), a Delaware corporation formed in 1931, has its principal place of business at 225 E. John Carpenter Freeway, Irving, Texas, following the relocation in 1995 from its former headquarters in Oil City, Pennsylvania. Quaker State's dominant business is the manufacture and sale of branded and private label motor oils and lubricants and branded engine and fuel treatments (see "Motor Oil Division" below). Quaker State's business segments also include fast lube operations, the manufacture and sale of safety lighting equipment and docking operations (see "Q Lube", "Truck-Lite" and "Docking Operations" below). Quaker State is no longer engaged in natural gas and crude oil exploration and production, insurance or coal operations (see "Discontinued Operations" below).

MOTOR OIL DIVISION

     The Motor Oil Division manufactures and sells lubricants (primarily motor oils for automobiles and trucks) and fuels. The lubricants include transmission fluids, gear lubricants and greases for automobiles and trucks, as well as specialty lubricants designed for other types of vehicles, such as sport utility vehicles, marine craft, motorcycles and snowmobiles. The lubricants are sold under the Quaker State brand name and certain private label and proprietary brand names. The fuels sold by Quaker State include gasoline, fuel oils (diesel fuel and heating oils) and kerosene. Quaker State also purchases and resells automotive consumer products.

     In September 1994, Quaker State completed the acquisition by merger of the four Specialty Oil Companies into a wholly owned subsidiary named Specialty Oil Company, Inc. ("Specialty") and the purchase of all of the capital stock of Westland Oil Company, Inc. ("Westland"). Specialty and Westland are now part of the Motor Oil Division. Through Specialty, Quaker State markets and distributes private label, proprietary brand and major national brand lubricants and other automotive aftermarket products. Through the Specialty Environmental Services Division of Specialty, Quaker State provides collection, transportation and recycling services for used oil, brake fluid and antifreeze and used oil filters in certain regions of the United States. Westland blends and packages motor oils, other lubricants and related products, which are sold primarily to Specialty.

     In July 1995, the Company acquired Slick 50, Inc. ("Slick 50"), a marketer of automotive engine and fuel treatments and related automotive and industrial chemicals, for approximately $22.6 million in cash, 1,260,403 shares of Quaker State capital stock and approximately $11 million to satisfy certain debts of Slick 50. Quaker State believes that Slick 50's engine treatment product is the best selling engine treatment in the United States.

     Manufacturing. Motor oils are made by blending additives with lubricant stocks refined from crude oil. Quaker State's motor oils are made from lubricant stocks produced at its Congo refinery located at Newell, West Virginia or from lubricant stocks purchased from other refiners. The Congo refinery is specially designed to maximize the production of lubricant stocks from Pennsylvania Grade crude oil. Although it was built in 1971, the Congo refinery remains one of the newer lubricant stock refineries in the United States, and it has sufficient capacity to meet planned production requirements.

     During the three years ended December 31, 1995, the following amounts of Pennsylvania Grade crude oil were processed at the Congo refinery:
1995-3,944,000 barrels; 1994-3,919,000 barrels; and 1993-3,710,000 barrels.
Crude oil is available from a large number of suppliers. Quaker State purchases most of its crude oil from suppliers with whom, for the most part, Quaker State has been doing business for many years. During 1995, Quaker State purchased crude oil from approximately 1,300 producers, including one producer which accounted for approximately 11% of Quaker State's purchases. Purchases are made pursuant to informal arrangements which may be terminated at any time or pursuant to joint venture, operating, farm-out or similar agreements under which Quaker State has the contractual right to purchase the crude oil if produced. During the three years ended December 31, 1995, the weighted average price per barrel of crude oil purchased by Quaker State was: 1995-$16.33; 1994-$15.59; and 1993-$16.17. A small portion of the crude oil processed by

Quaker State at the Congo refinery in 1995 was produced by Quaker State itself (see "Discontinued Operations" below).

     Approximately 42.5% of the lubricant stocks used in Quaker State branded motor oils are produced at the Congo refinery. Some lubricant stocks produced at the Congo refinery are sold to third parties.

     Quaker State blends lubricant stocks with additives to produce motor oils at the Congo refinery, and at blending and packaging plants owned and operated by Quaker State in Vicksburg, Mississippi and Carson, California (near Los Angeles).

     Quaker State's Canadian subsidiary, Quaker State, Inc., owns and operates a plant in Burlington, Ontario (near Toronto) to package blended motor oils supplied by the Congo refinery.

     Westland purchases lubricant base stocks and chemical additives, blends them into finished lubricants and related products, and packages finished lubricants and related products at a blending and packaging plant owned by Quaker State in Shreveport, Louisiana and at a blending and packaging plant owned by Westland in San Antonio, Texas.

     Slick 50 purchases motor oils, additives and chemicals and contracts with Gold Eagle Company of Chicago, Illinois to have these materials blended into finished products in accordance with Slick 50's specifications.

     Quaker State sells the majority of its branded motor oils (by volume) in packages; however, it sells a significant amount in bulk. Packaged motor oils are sold primarily in one quart plastic bottles, which are made by others to Quaker State's specifications. Westland packages lubricants in containers ranging in size from four ounces to 55 gallons and also sells lubricants in bulk. Westland makes certain plastic containers itself and purchases its other containers from a number of suppliers.

     Greases and some specialty lubricants sold by Quaker State are made by others to the Company's specifications.

     Gasoline, fuel oils and kerosene account for approximately 57% of the output (by volume) of the Congo refinery. Wax is also a by-product of the refining process.

     Raw materials other than crude oil and containers consist primarily of the lubricant stocks produced by other refiners, chemicals, fuels and additives, which are available from a number of sources. Availability of Pennsylvania Grade crude oil depends primarily on the price which purchasers, including Quaker State, are willing to pay, which in turn depends on the prevailing market prices for all types of crude oil. The available supply of Pennsylvania Grade crude oil has been declining for some time and is expected to continue to decline. Although Quaker State believes that an adequate supply of Pennsylvania Grade crude oil will be available for the Congo refinery for the near future, the Company is studying the cost and availability of alternatives, should a shortage occur.

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

     Direct sales are made to national and regional chain stores, to fast lube centers and to resellers and end users primarily in large metropolitan areas. The resellers include wholesalers and retailers, and the end users include industrial and commercial accounts and fleet customers. In 1995, sales to Wal-Mart Stores, Inc. and its affiliated companies exceeded 10% of Quaker State's consolidated revenues.

     As of December 31, 1995, there were 92 independent distributors selling Quaker State products in all 50 states. Independent distributors resell to service stations, retailers, automobile dealers, repair shops, fast lube centers, automobile parts stores, retail food chains, fleet and commercial customers and wholesale outlets.

During the three years ended December 31, 1995, the independent distributors accounted for the following percentages of Quaker State's total branded motor oil sales revenues in the United States: 1995-28.9%; 1994-33.6%; and 1993-35.3%. The decline in 1995 is primarily attributable to the acquisition of Specialty Oil, which was formerly Quaker State's largest distributor.

     Gasoline, fuel oils and kerosene are sold F.O.B. the Congo refinery to wholesalers located for the most part in Ohio, Pennsylvania and West Virginia.

     Sales of automotive consumer products are made to the same entities to which lubricant sales are made. The leading products are oil, air and fuel filters. The Company also sells antifreeze, brake and power steering fluids, fuel additives, spray lubricants and cleaners and automotive undercoatings.

     Slick 50's products are sold through independent distributors or directly to major national retailers.

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

     Quaker State makes export sales of motor oils in 84 foreign countries through independent distributors. Export sales have increased significantly during the 1990s and efforts are being made to increase these sales further. The largest amount of export sales is made in the Dominican Republic. During 1995, Quaker State also made a significant part of its export sales to Ecuador, Guatemala, Poland, Sweden and Taiwan.

     Small amounts of greases, gear lubricants and automotive consumer products such as filters and chemicals are exported to certain foreign countries.

     Slick 50 products are sold in approximately 40 foreign countries, primarily through distributors and by a direct sales unit in Japan.

     During the three years ended December 31, 1995, total revenues from foreign operations, including export sales, were: 1995-$81,558,000; 1994-$68,661,000;
and 1993-$55,436,000. The revenues for 1994 include Specialty revenues from the time of acquisition and for 1995 include Slick 50 revenues from the time of acquisition. The largest component of these revenues comes from Canada.

     Marketing. Quaker State aggressively markets its branded lubricants, engine and fuel treatments and automotive consumer products. In particular, Quaker State relies heavily on media advertising to project the quality image of its motor oils and other products and to maintain its competitive position.

     In addition to media advertising, total marketing costs include sponsorship of automobile racing teams, participation in automotive trade shows and distribution of promotional materials. Quaker State also provides marketing allowances to its customers and has incentive programs for its direct retail customers and independent distributors.

     Quaker State and its subsidiaries have trademark registrations or applications in effect covering the use of the trademarks "Quaker State," "Quaker State 4X4," "Lubriguard," "Itasca," "Slick 50" and other product names, logos and designs utilized in connection with the sale of their products. Quaker State believes that these registrations and applications are important to the success of its marketing efforts and have been effective in preventing use of the trademarks by others. The trademark registrations expire at various dates, but in each case may be renewed.

     Operating Profit. During the three years ended December 31, 1995, the operating profit, excluding unusual items, of the Motor Oil Division (including the foreign operations) was: 1995-$33,522,000; 1994-$16,401,000 and
1993-$17,484,000. The increase in 1995 operating profits, compared to 1994, resulted from recent acquisitions, improved product margins, reduced marketing expenses and LIFO profits, partially offset by property and equipment writedowns. Branded motor oil sales volume increased in 1994, but operating profits were lower than in 1993 due to a change in product mix and increased selling, marketing, freight and administrative expenses.

Q LUBE

     Quaker State, through its subsidiary Q Lube, Inc. (formerly known as Quaker State Minit-Lube, Inc. and hereafter referred to as "Q Lube"), is one of the largest operators and franchisors of fast lube centers in the United States. Fast lube centers are service outlets providing quick and inexpensive oil changes, lubrication and related services for automobiles. Q Lube was acquired in November 1985. A former subsidiary, McQuik's Oilube, Inc., was acquired in May 1989 and was merged into Q Lube in January 1996. The administrative offices of Q Lube are located in Salt Lake City, Utah.

     As of December 31, 1995, there were 440 Q Lube stores in the United States, of which 336 were owned or leased and operated by Q Lube and 104 were operated by franchisees. The fast lube centers owned by Q Lube and its franchisees are operated under the names Q Lube, McQuik's Oilube or Quaker State Minit-Lube.

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

     In September 1994, Q Lube entered into an agreement with Interline Resources Corporation under which Q Lube obtained a license to use certain used oil recovery technology. The first used oil recovery unit utilizing this technology began operation in early 1996, and a number of additional units may be constructed depending upon the operating results of this unit.

     In 1992, Q Lube began to convert certain of its company-operated fast lube centers to the name Q Lube, featuring heightened Quaker State identification. Because of the success of the conversions, Q Lube intends to redesign virtually all of its company-operated centers to Q Lube identification by the end of 1997. As of December 31, 1995, approximately 62% of the company-operated centers were identified by the Q Lube name.

     Operating Profit. During the three years ended December 31, 1995, Q Lube's operating profit was: 1995-$8,283,000; 1994-$5,726,000 and 1993-$3,045,000. The
increase in operating profit in 1995 resulted from increases in car counts and the average ticket price. Operating profit in 1994 increased from 1993 as a result of an increase in the number of cars serviced at company-owned centers.

TRUCK-LITE

     Quaker State's subsidiary Truck-Lite Co., Inc. ("Truck-Lite") manufactures vehicular safety lighting equipment, which is sold to original equipment manufacturers and replacement parts distributors. Truck-Lite's product line consists of custom designed safety and interior lights for passenger cars, light trucks and vans; sealed and bulb replaceable stop, turn and indicator lights for heavy-duty trucks; and sealed wiring harness systems for heavy-duty truck trailers. In 1995, Truck-Lite began to exit the automotive original equipment business and to increase its focus on the heavy duty truck and trailer lighting business. This shift in strategy will continue in 1996. The administrative offices of Truck-Lite are located in Falconer, New York.

     Most of Truck-Lite's products for passenger cars, light trucks and vans are manufactured in Falconer, New York. Most of the products for heavy-duty trucks and truck trailers are manufactured in McElhattan and Wellsboro, Pennsylvania. The Falconer and Wellsboro facilities are owned; the McElhattan facility is leased.

     Products for passenger cars, light trucks and vans are distributed from the Falconer facility. Products for heavy-duty trucks and truck trailers are distributed from leased distribution centers in McElhattan and

Sacramento, California. Truck-Lite also manufactures specially designed heavy-duty lighting products for sale in Europe through a subsidiary formed for this purpose.

     During the three years ended December 31, 1995, Truck-Lite's operating profit was: 1995-$9,823,000; 1994-$11,756,000; and 1993-$5,731,000. Operating
profit declined in 1995 due to softening in the automotive market which resulted in reduced sales of automobile lighting products. Sales volume and operating profit for 1994 reached record high levels for Truck-Lite.

DOCKING OPERATIONS

     Quaker State's subsidiary Valley Camp, Inc. operates iron ore pellet and potash terminals and a bulk materials handling dock accessible to Lake Superior at Thunder Bay, Ontario.

     During the three years ended December 31, 1995, the operating profit of the docks business was: 1995- $943,000; 1994-$1,753,000; and 1993-$1,138,000. The
1994 results include a pretax gain due to termination of the pension plan at the docking operations, which accounts for the lower operating profits in 1995 in comparison to 1994.

DISCONTINUED OPERATIONS

     For many years, Quaker State was engaged in the exploration for and production of natural gas and crude oil and related activities. In the third and fourth quarters of 1995, Quaker State sold most of its exploration and production assets in several transactions for consideration totalling approximately $67.7 million, with an after-tax gain of $12 million. The sales included interests in 1,460 producing oil and gas wells in New York, Ohio, Pennsylvania and West Virginia; approximately 250,000 acres of leasehold interests; certain gas-gathering lines and 10,000 acres of timber interests. For further information, see Note 5 of the Notes to Consolidated Financial Statements in Quaker State's 1995 Annual Report to Stockholders (the "1995 Annual Report").

     From 1984 to 1994, Quaker State, through its subsidiary Heritage Insurance Group, Inc. ("Heritage"), was engaged in the insurance business, including credit life insurance, accident and health insurance and specialty indemnity coverages for automobiles and consumer appliances. In August 1994, Quaker State completed the sale of all of the capital stock of Heritage to General Electric Capital Corporation for approximately $82 million after satisfaction of certain intercompany obligations. For further information with respect to the discontinued insurance operations, see Note 5 of the Notes to Consolidated Financial Statements in the 1995 Annual Report.

     From 1976 to 1992, Quaker State was engaged in coal operations through its subsidiary The Valley Camp Coal Company ("Valley Camp"). In December 1992, Valley Camp discontinued its coal operations and, accordingly, its operating results were segregated and reported as discontinued coal operations in Quaker State's 1992 Consolidated Statement of Operations. Reclamation work proceeded in 1995 at the mines formerly operated by two of Valley Camp's subsidiaries, as did sales of the remaining assets related to the discontinued coal operations. As of December 31, 1995, approximately $1,800,000 in assets of the discontinued coal operations remained to be sold.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Financial information as to Quaker State's operations by business segment (i.e., Motor Oil Division, Q Lube, Truck-Lite and docking operations) is set forth in the segment information table which appears on page 19 of the 1995 Annual Report as well as under the heading "Management's Discussion and Analysis" which appears on pages 16 through 18 of the 1995 Annual Report. This financial information is incorporated in this item by reference.

     Certain information (identifiable assets, capital expenditures and depreciation, depletion and amortization) relating to the discontinued operations is included in the segment information table and is incorporated in this item by reference.

COMPETITION

     The branded motor oil business is highly competitive. In the United States, the major competitors of Quaker State and their principal brands of motor oil are Pennzoil Company (Pennzoil), Ashland, Inc. (Valvoline), Texaco, Inc. (Havoline) and Burmah Castrol PLC (Castrol). In foreign countries, Quaker State competes with foreign manufacturers (including some that are government-owned) and with its major U.S. competitors. Many of the competitors, particularly the major integrated oil companies, have substantially greater finished motor oil capacities and financial resources than Quaker State. The principal methods of competition in the branded motor oil business and the engine additive business are product quality, distribution capability, advertising and sales promotion. Quaker State also competes with Pennzoil Company and Witco Chemical Corporation in the purchase of Pennsylvania Grade crude oil.

     In the sale of private label lubricants, Quaker State competes with Ashland, Inc. and a number of small blending and packaging companies. The principal methods of competition are product quality and price. In the waste oil collection, transportation, management and recycling business, Quaker State competes with Safety Kleen Corporation, International Petroleum Corp., the First Recovery, Inc. division of Ashland, Inc. and a number of regional waste oil haulers. The principal methods of competition are price, quality and reliability of service.

     The major competitors of Slick 50 and their principal brands of engine additives are First Brands Corporation (STP), Howe Laboratories (Duralube) and Hilton Oil Company (T-Plus).

     The fast lube business is also highly competitive. The major competitors of Quaker State are Jiffy Lube International, Inc. (a subsidiary of Pennzoil Company) and Ashland, Inc. through its Valvoline Instant Oil Change centers. In addition to competing with other fast lube centers, Q Lube competes with local automobile dealers, service stations and garages. The principal methods of competition are quality of service, price and sales promotion.

     The market for vehicular safety lighting equipment is highly competitive. Truck-Lite competes with other independent manufacturers including Grote Industries, Inc., Peterson Manufacturing Co., Inc. and the Signal-Stat Division of Federal Mogul Corporation, as well as with companies owned by truck and automobile manufacturers. The principal methods of competition are quality, price, delivery and technical innovation.

RESEARCH AND DEVELOPMENT

     Research and development activities in the Motor Oil Division are directed toward continued improvement of Quaker State motor oils, other lubricants and engine additives and the development of new or improved automotive consumer products. Research and development personnel develop quality control programs to assure the continuous production of high quality products and provide extensive technical services in the manufacturing, packaging, sales and marketing operations as well as to customers. Research and development activities are also conducted at Truck-Lite, to develop new products and to improve existing products and processes. The amounts spent on research and development by Quaker State during the three years ended December 31, 1995 are not material.

GOVERNMENT REGULATION

     Environmental. Quaker State and certain of its subsidiaries are subject to various federal, state and local air, water, land use and waste management laws and regulations. In particular, these laws and regulations affect motor oil manufacturing operations, used oil and other automotive fluids collection and fast lube operations. In motor oil manufacturing, permits are required for the discharge of water used in operations into navigable waters and for certain hazardous waste activities. Air pollution regulations apply to emissions from boilers. In the collection and transportation of used motor oil and other automotive fluids, regulations govern the proper handling and disposition of these materials. Federal regulations impose standards for storage tanks and tank farms, recordkeeping and labeling requirements and management standards. In the fast lube operations, waste management regulations apply to the disposition of used motor oil and other petroleum products.

     Truck-Lite's products are subject to regulations of the Federal Department of Transportation that govern the brightness, placement and physical durability of lighting.

ENVIRONMENTAL EXPENDITURES

     Capital expenditures for pollution control facilities during the three years ended December 31, 1995 were as follows: 1995-$2,653,000; 1994-$3,152,000 and 1993-$1,823,000. Capital expenditures for pollution control facilities during 1996 are expected to amount to approximately $2,250,000.

     The capital expenditures for pollution control facilities in 1995, 1994 and 1993 were primarily made for upgrading and replacing underground storage tanks in Q Lube's operations, facilities associated with new drilling prior to the sale of the discontinued natural gas and crude oil exploration and production division and in 1995 the upgrading of bulk oil storage facilities at Specialty and Westland. Anticipated expenditures in 1996 for pollution control facilities include expenditures for continued upgrading and replacement of underground storage tanks in the Q Lube operations and upgrading of bulk oil storage facilities at Specialty and Westland.

     Quaker State and certain of its subsidiaries have received notices from the United States Environmental Protection Agency (the "USEPA") and a similar state agency that they may be responsible for response and cleanup costs with respect to certain Superfund sites (see Item 3 of this annual report).

     Quaker State sold its crude oil refinery at St. Mary's, West Virginia in December 1987 and has provided certain indemnities with respect to the environmental conditions at the refinery to a subsequent owner. In May 1990, Quaker State sold its crude oil refinery at Farmers Valley, Pennsylvania and a wax plant (formerly also a crude oil refinery) at Emlenton, Pennsylvania and provided the purchaser with similar indemnities. Quaker State expects that it will incur some expenditures related to these indemnities and also expects that it will incur some expenditures for environmental conditions associated with its discontinued coal and natural gas and oil exploration and production operations.

     For further information with respect to environmental expenditures, see the information under the heading "Management's Discussion and Analysis", and Notes 1, 10 and 11 of the Notes to Consolidated Financial Statements, contained in the 1995 Annual Report.

EMPLOYEES

     As of December 31, 1995, Quaker State and its subsidiaries had 4,757 full-time employees and 351 temporary and part-time employees.

     Approximately 11% of the Company's full-time employees are represented by various labor unions. Collective bargaining agreements are in effect with all of the unions. The collective bargaining agreement covering the bargaining unit at the Congo refinery expires in January 1999.

ITEM 2. PROPERTIES.

     Information with respect to the location and general character of the materially important principal properties of Quaker State and its subsidiaries, identified by the business segments utilizing such properties, is included in
Item 1 of this annual report and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

     Congo Refinery Environmental Litigation. In December 1993, the United States commenced a lawsuit against Quaker State in the United States District Court for the Northern District of West Virginia. The Amended Complaint alleges, among other things, that Quaker State has violated the federal Resource Conservation and Recovery Act ("RCRA") and the federal Clean Air Act at its Congo, West Virginia refinery. The Amended Complaint alleges that several units that are part of the plant wastewater treatment system also receive hazardous waste and should properly be characterized and permitted as hazardous waste surface impoundments. Quaker State has contended that these units are tanks and are exempt from federal hazardous waste regulation.

     The United States alleges that, if characterized as surface impoundments, the structures have not had proper permits since 1980, that Quaker State has violated various regulations relating to the structures and that Quaker State's management of the units has constituted improper treatment and disposal of hazardous wastes at various dates after 1980. The Amended Complaint also alleges Clean Air Act violations pertaining to asbestos removal at the Congo refinery during 1990, 1991 and 1992, violations of the State Implementation Plan since November 1991 (relating to combustion of process and sour gas streams) and an opacity violation in April 1993.

     The Amended Complaint requests injunctive relief and civil penalties not exceeding $25,000 for each day of violation of RCRA and the Clean Air Act. Extensive discovery has been conducted by the parties to date. Quaker State and the United States are engaged in settlement negotiations, but no final settlement has been reached. If the case is not settled, a trial is scheduled to begin in 1996. For further information with respect to this lawsuit, see the information under the heading "Management's Discussion and Analysis", and Note 11 of the Notes to Consolidated Financial Statements, contained in the 1995 Annual Report.

     CERCLA Matters. In December 1988, Q Lube received a notice from the USEPA pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), identifying Q Lube as a potentially responsible party ("PRP") for response and cleanup costs with respect to a waste disposal site known as the Petrochem/Ekotek Superfund Site in Salt Lake City, Utah. In August 1989, Q Lube and 34 other respondents entered into a Consent Order under which they agreed to fund the costs to clean up the surface of the contaminated property. The respondents have advanced $10,000,000 toward these costs, of which Q Lube's share to date has amounted to approximately $600,000. A comprehensive remedial investigation and feasibility study of this site was recently completed, discussions between the respondents and USEPA concerning a remedial plan have occurred, and the USEPA will eventually issue its record of decision containing a plan for further remediation of this site.

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

     For further information with respect to CERCLA matters, see the information under the heading "Management's Discussion and Analysis" and Note 11 of the Notes to Consolidated Financial Statements contained in the 1995 Annual Report.

     Penn Grade Crude Antitrust Litigation. In April 1994, Lazy Oil, Inc., a Pennsylvania corporation, commenced a class action in the Federal District Court for the Western District of Pennsylvania against Witco Corporation, Quaker State and Pennzoil Company. Three similar actions were subsequently commenced and were consolidated with the original action. The Consolidated Amended Complaint alleges violations of Section 1 of the Sherman Act, based upon an allegation that the defendants, since at least January 1, 1981, combined and conspired to fix, lower, maintain and stabilize the purchase price of Pennsylvania Grade crude oil purchased from the plaintiffs and others. The plaintiffs represent a class of all persons who sold Pennsylvania Grade Crude oil to one or more of the defendants during the period from January 1, 1981 to the present. The Amended Complaint alleges that the applicable statute of limitations has been tolled by a fraudulent concealment of the alleged combination and conspiracy.

     The Amended Complaint seeks treble damages, an injunction and the recovery of costs, including attorneys' fees. The defendants filed answers to the Amended Complaint, denying all liability. In July 1995, the Court certified the proceeding as a class action and denied a motion for summary judgment filed by the defendants, without prejudice to renewal after the close of discovery.

     In December 1995, the plaintiffs and Quaker State entered into a settlement agreement compromising and settling all claims against Quaker State in the class action. Pursuant to the settlement agreement, Quaker State has paid $4,400,000 into a settlement fund, subject to return of up to $2,400,000 if at any time before a jury is impaneled another defendant reaches a more favorable settlement with the plaintiffs. A hearing on preliminary approval by the Court of the settlement was held on March 7, 1996.

     Quaker State vigorously denies the allegations made against it in the litigation and entered into the settlement agreement without any admission of liability on its part.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                       EXECUTIVE OFFICERS OF QUAKER STATE

     In accordance with Instruction 3 of Item 401(b) of Regulation S-K, the executive officers of Quaker State are set forth below:

Herbert M. Baum       59      Chairman of the Board and Chief Executive Officer of
                              Quaker State
John D. Barr          48      President and Chief Operating Officer of Quaker State and Chief
                              Executive Officer of the Motor Oil Division
Conrad A. Conrad      50      Vice Chairman and Chief Financial Officer of Quaker State
L. David Myatt        50      Vice Chairman of Quaker State
Charles F. Bechtel    51      Senior Vice President, Sales of the Motor Oil Division
Paul E. Konney        51      Vice President, General Counsel and Secretary of Quaker State

     Mr. Baum has been Chairman of the Board and Chief Executive Officer and a Director of Quaker State since June 1993. He held the additional position of President of Quaker State from September 1994 to July 1995. He was Executive Vice President of Campbell Soup Company from prior to 1991 to June 1993, and was President, Campbell North and South America from January 1992 to June 1993.

     Mr. Barr has been President and Chief Operating Officer of Quaker State and Chief Executive Officer of the Motor Oil Division since July 1995. He was Senior Vice President of Ashland, Inc. and President of its subsidiary, The Valvoline Company, from prior to 1991 to July 1995.

     Mr. Conrad has been Vice Chairman of Quaker State since September 1994. He became Chief Financial Officer of Quaker State in July 1995. He has been a Director of Quaker State since January 1988. He was President and Chief Operating Officer of Quaker State from prior to 1991 to September 1994 and Chief Administrative Officer of Quaker State from September 1994 to July 1995.

     Mr. Myatt has been Vice Chairman and a Director of Quaker State since September 1994. He was Chief Executive Officer of the Motor Oil Division from September 1994 to July 1995. He was President of the Specialty Oil Companies (lubricant distributors) and Westland Oil Company, Inc. (lubricants blender and packager) from prior to 1991 to September 1994 when these companies were acquired by Quaker State.

     Mr. Bechtel has been Senior Vice President, Sales of the Motor Oil Division since October 1995 and was Executive Vice President, Sales and Marketing of the Motor Oil Division from November 1994 to October 1995. From November 1993 to November 1994, he was Executive Vice President, Sales of the Motor Oil Division. He was President of Bechtel and Associates, a sales consulting firm, from October 1992 to November 1993 and Executive Vice President, Sales of 21st Century Foods, Inc. from September 1992 to November 1993. He was Executive Vice President and Chief Operating Officer of Old Fashioned Kitchens, Inc. from August 1991 to September 1992, and was Executive Vice President, Sales and Marketing of Slim-Fast Foods, Inc. and President of the Powdered Drink Division of Slim-Fast Foods, Inc. from prior to 1991 to August 1991.

     Mr. Konney has been Vice President and General Counsel of Quaker State since September 1994 and Secretary of Quaker State since January 1995. From July 1993 to September 1994, he was in the private practice of law. He was Senior Vice President-General Counsel and Secretary of Tambrands Inc. from prior to 1991 to July 1993.

     There is no family relationship between any executive officer of Quaker State and any Director or other executive officer of Quaker State. L. David Myatt, Vice Chairman and a Director of Quaker State, is the brother of Dennis M. Myatt, Jr., Vice President of the Motor Oil Division.

     The officers of Quaker State are elected annually by the Board of Directors immediately after each Annual Meeting of Stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Quaker State capital stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the trading symbol KSF. The market prices of Quaker State capital stock appear under the caption "Quaker State
(KSF) Market Prices by Quarter" on page 35 of the 1995 Annual Report. Dividend information appears in Note 16 of the Notes to Consolidated Financial Statements contained in the 1995 Annual Report. All such information is incorporated in this annual report by reference. As of March 15, 1996, there were 9,748 holders of record of Quaker State's capital stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this Item 6 appears under the caption "Five-Year Summary of Net Income and Comparative Statistical Data" on page 20 of the 1995 Annual Report and is incorporated in this annual report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Discussion and Analysis of Financial Condition and Results of Operations required by this Item 7 appears on pages 16 through 18 of the 1995 Annual Report and is incorporated in this annual report by reference.

ITEM 8. FINANCIAL STATEMENTS.

     The following financial statements and related report on the consolidated financial statements of Quaker State and Subsidiaries for the years ended December 31, 1995, 1994, and 1993 required by this Item 8 appear on the pages indicated in the 1995 Annual Report and are incorporated in this annual report by reference:

                                                                              PAGE(S) IN 1995
                  FINANCIAL STATEMENTS AND RELATED REPORT                      ANNUAL REPORT
---------------------------------------------------------------------------   ----------------
Report of Independent Certified Public Accountants, dated January 30,
  1996.....................................................................          34
Consolidated Statement of Income for the years ended December 31, 1995,
  1994 and 1993............................................................          21
Consolidated Statement of Cash Flows for the years ended December 31, 1995,
  1994 and 1993............................................................          22
Consolidated Balance Sheet as of December 31, 1995 and 1994................          23
Consolidated Statement of Stockholders' Equity for the years ended December
  31, 1995, 1994 and 1993..................................................          24
Notes to Consolidated Financial Statements.................................        25-33

     The supplementary financial information required by this Item 8 appears in
Note 16 of the Notes to Consolidated Financial Statements contained in the 1995 Annual Report and is incorporated in this annual report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10 THROUGH 13.

     Information concerning the executive officers of Quaker State appears at the end of Part I of this annual report. In accordance with the provisions of General Instruction G to Form 10-K, the other information required by Item 10 (Directors and Executive Officers of the Registrant) and the information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated in this annual report by reference from the definitive Proxy Statement to be filed by Quaker State pursuant to Regulation 14A no later than April 29, 1996 (except for the information required to be included in such Proxy Statement by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS:

       The consolidated financial statements of Quaker State and Subsidiaries, together with the report of Coopers & Lybrand L.L.P. dated January 30, 1996, appearing on pages 21 through 33 and on page 34, respectively, of the 1995 Annual Report are incorporated in this annual report by reference (see Item 8 above).

(A)(2) FINANCIAL STATEMENT SCHEDULES:

       The financial statement schedule and related report listed below are filed as part of this annual report:

                                                                                  PAGE IN THIS
FINANCIAL STATEMENT SCHEDULE AND RELATED REPORT                                   ANNUAL REPORT
                                                                                  -------------
Report of Independent Certified Public Accountants, dated January 30, 1996.....        S-1
Schedule II--Valuation and Qualifying Accounts for the years ended December 31,
  1995, 1994 and 1993..........................................................        S-2

     All other financial statement schedules are omitted because they either are not applicable or are not material, or because the information required therein is contained in the consolidated financial statements or notes thereto set forth in the 1995 Annual Report.

(A)(3) EXHIBITS:

     The exhibits listed below are filed as a part of this annual report:

 EXHIBIT
  NO.                                          DOCUMENT
 ------   -----------------------------------------------------------------------------------
  3(i)    Composite Certificate of Incorporation of Quaker State, filed as Exhibit 3(i) to
          Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference.
  3(ii)   Bylaws, as amended October 26, 1995, filed herewith.
  4(a)    Credit Agreement, dated as of September 28, 1995, between Quaker State and Morgan
          Guaranty Trust Company of New York, as Agent, filed as Exhibit 4(a) to Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference.

 EXHIBIT
  NO.                                          DOCUMENT
 ------   -----------------------------------------------------------------------------------
  4(b)    Form of Indenture between Quaker State and Chemical Bank, as Trustee, related to
          $100,000,000 of 6.5% Notes due 2005, filed as Exhibit 4.1 to Amendment No. 1 to
          Registration Statement on Form S-3 filed October 10, 1995 and incorporated herein by reference.
  4(c)    Rights Agreement, dated as of September 28, 1995, between Quaker State and Mellon
          Securities Trust Company, Rights Agent, related to Rights to Purchase Capital
          Stock, filed as Exhibit 1 to Form 8-K filed on October 20, 1995 and incorporated herein by reference.
 10(a)    1986 Stock Option Plan, as amended through April 30, 1987, filed as Exhibit 10(b)
          to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.*
 10(b)    Resolution, adopted on February 27, 1992 by the Board of Directors of Quaker State,
          amending Section 5(D) of the 1986 Stock Option Plan, filed as Exhibit 10(c) to Form
          10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*
 10(c)    1994 Non-Employee Directors' Stock Option Plan, filed as Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
 10(d)    1994 Stock Incentive Plan, filed as Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.*
 10(e)    Forms of Split Dollar Life Insurance Agreement and related Collateral Assignment
          Agreement, filed herewith.*
 10(f)    Annual Incentive Bonus Plan, as amended and restated effective January 1, 1995, filed as Exhibit 10(a) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.*
 10(g)    Quaker State Corporation Amended and Restated Severance Plan, effective September
          30, 1988, filed as Exhibit 28.1 to Form 8-K filed on October 17, 1988 and incorporated herein by reference.*
 10(h)    Articles X and XI of the Quaker State Corporation Salaried Pension Plan, as Amended
          and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries, filed as Exhibit 28(b) to Form 10-K for the fiscal year ended
          December 31, 1991 and incorporated herein by reference.*
 10(i)    Articles X and XI of the Quaker State Corporation Hourly Pension Plan, as Amended
          and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries, filed as Exhibit 28(e) to Form 10-K for the fiscal year ended
          December 31, 1991 and incorporated herein by reference.*
 10(j)    Quaker State Corporation Supplemental Excess Retirement Plan, filed as Exhibit
          10(k) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.*
 10(k)    Employment Agreement, dated as of August 1, 1994, between Quaker State and Herbert
          M. Baum, filed as Exhibit 10(a) to Form 10-Q for the fiscal quarter ended September
          30, 1994 and incorporated herein by reference.*
 10(l)    Employment Agreement, dated as of September 30, 1994, between Quaker State and L.
          David Myatt, filed as Exhibit 10(b) to Form 10-Q for the fiscal quarter ended
          September 30, 1994 and incorporated herein by reference.*
 10(m)    Letter, dated as of June 5, 1995, between Quaker State and John D. Barr, filed herewith.*
 10(n)    Letter Agreement, dated February 28, 1996, between Quaker State and John D. Barr, filed herewith.*
 10(o)    Letter Agreement, dated March 4, 1996, between Quaker State and Charles F. Bechtel, filed herewith.*
 10(p)    Form of Employment Continuation Agreement entered into between Quaker State and certain of its executive officers, filed herewith.*

 EXHIBIT
  NO.                                          DOCUMENT
 ------   -----------------------------------------------------------------------------------
 10(q)    Form of Indemnification and Insurance Agreement entered into between Quaker State and certain of its directors, filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.
 10(r)    Form of letter agreement entered into between Quaker State and each of its non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors, filed as Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
 10(s)    Outside Directors' Group Life Plan, filed as Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.
 11       Statement re Computation of Per Share Earnings, filed herewith.
 13       Those portions of the 1995 Annual Report which are expressly incorporated in this annual report by reference, filed herewith.
 21       List of subsidiaries of Quaker State Corporation, filed herewith.
 23       Consent of Coopers & Lybrand L.L.P., filed herewith.
 24       Powers of Attorney, filed herewith.
 27       Financial Data Schedule, filed herewith.

---------

     * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

     Quaker State agrees to furnish to the Commission upon request copies of all instruments not listed above which define the rights of holders of long-term debt of Quaker State and its subsidiaries.

     Copies of the above exhibits are available at a cost of $.20 per page to any stockholder upon written request to the Secretary, Quaker State Corporation, 225 E. John Carpenter Freeway, Irving, Texas 75062.

(B) REPORTS ON FORM 8-K:

     On October 20, 1995, Quaker State filed a report on Form 8-K, reporting under Item 5 that on September 28, 1995 the Quaker State Board of Directors declared a dividend of one right to purchase one share of Quaker State Capital Stock or, under certain circumstances, one share of common stock of an acquiring company for each outstanding share of Quaker State Capital Stock to be issued to each stockholder of record on October 18, 1995. No financial statements were filed with this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quaker State has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           QUAKER STATE CORPORATION


                                           By:    /S/  HERBERT M. BAUM
                                               ----------------------------
                                               Herbert M. Baum, Chairman
                                                    of the Board and
                                                Chief Executive Officer

Date: March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Quaker State in the capacities indicated on March 28, 1996.



             /S/ HERBERT M. BAUM                              /S/ JOHN D. BARR
--------------------------------------------     --------------------------------------------
               Herbert M. Baum                                  John D. Barr
         (Chairman of the Board and                              (Director)
          Chief Executive Officer)



           /S/ CONRAD A. CONRAD                           /S/ KEITH S. KRZEMINSKI
-------------------------------------------      ---------------------------------------------
             Conrad A. Conrad                               Keith S. Krzeminski
           (Principal Financial                        (Principal Accounting Officer)
           Officer and Director)


Leonard M. Carroll,
Laurel Cutler,
C. Frederick Fetterolf,
Thomas A. Gardner,
F. William Grube,
Forrest R. Haselton,
Delbert J. McQuaide,
L. David Myatt,
Raymond A. Ross, Jr. and
Lorne R. Waxlax

By         /S/ PAUL E. KONNEY
   ----------------------------------------
              Paul E. Konney,
             Attorney-In-Fact

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Stockholders
Quaker State Corporation

     Our report on the consolidated financial statements of Quaker State Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 34 of the 1995 Annual Report to Stockholders of Quaker State Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 12 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 30, 1996

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (THOUSANDS OF DOLLARS)

                                               COLUMN B          COLUMN C                         COLUMN E
                                              ----------     ----------------                     ---------
                  COLUMN A                    BALANCE AT        ADDITIONS          COLUMN D        BALANCE
--------------------------------------------- BEGINNING      CHARGED TO COSTS     ----------      AT END OF
                 DESCRIPTION                  OF PERIOD        AND EXPENSES       DEDUCTIONS       PERIOD
--------------------------------------------- ----------     ----------------     ----------      ---------
Allowance for doubtful accounts
  and notes receivable:
  1995.......................................  $  2,185           $2,970(A)         $1,648(C)      $ 3,507(D)
  1994.......................................     1,679            1,188(B)            682(C)        2,185(D)
  1993.......................................     1,406              854               581(C)        1,679
Amortization of intangible assets:
  1995.......................................  $  9,442           $5,883            $  561         $14,764
  1994.......................................    10,300            2,650             3,508(E)        9,442
  1993.......................................     9,727            1,771             1,198          10,300
Deferred tax asset valuation allowance:
  1995.......................................  $    539           $   --            $   79         $   460
  1994.......................................     1,101               --               562             539
  1993.......................................     2,989               --             1,888           1,101

---------------

(A) Includes $1.4 million of additions due to business acquisitions.

(B)  Includes $380,000 of additions due to business acquisitions.

(C) Accounts and notes receivable written off during the year.

(D) Includes $12,000 related to discontinued exploration and production business.

(E) Includes $3.5 million of amortization relating to the Heritage Insurance Group which was sold in August 1994.

                               INDEX TO EXHIBITS

     The following exhibits are required to be filed with this annual report on Form 10-K. Exhibits are incorporated herein by reference to other documents pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, as indicated in the index. Exhibits not incorporated herein by reference follow this index.

 EXHIBIT
  NO.                                          DOCUMENT
 ------   -----------------------------------------------------------------------------------
  3(i)    Composite Certificate of Incorporation of Quaker State, filed as Exhibit 3(i) to
          Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference.
  3(ii)   Bylaws, as amended October 26, 1995, filed herewith.
  4(a)    Credit Agreement, dated as of September 28, 1995, between Quaker State and Morgan
          Guaranty Trust Company of New York, as Agent, filed as Exhibit 4(a) to Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference.
  4(b)    Form of Indenture between Quaker State and Chemical Bank, as Trustee, related to
          $100,000,000 of 6.5% Notes due 2005, filed as Exhibit 4.1 to Amendment No. 1 to
          Registration Statement on Form S-3 filed October 10, 1995 and incorporated herein by reference.
  4(c)    Rights Agreement, dated as of September 28, 1995, between Quaker State and Mellon
          Securities Trust Company, Rights Agent, related to Rights to Purchase Capital
          Stock, filed as Exhibit 1 to Form 8-K filed on October 20, 1995 and incorporated herein by reference.
 10(a)    1986 Stock Option Plan, as amended through April 30, 1987, filed as Exhibit 10(b)
          to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.*
 10(b)    Resolution, adopted on February 27, 1992 by the Board of Directors of Quaker State,
          amending Section 5(D) of the 1986 Stock Option Plan, filed as Exhibit 10(c) to Form
          10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*
 10(c)    1994 Non-Employee Directors' Stock Option Plan, filed as Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
 10(d)    1994 Stock Incentive Plan, filed as Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.*
 10(e)    Forms of Split Dollar Life Insurance Agreement and related Collateral Assignment
          Agreement, filed herewith.*
 10(f)    Annual Incentive Bonus Plan, as amended and restated effective January 1, 1995, filed as Exhibit 10(a) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.*
 10(g)    Quaker State Corporation Amended and Restated Severance Plan, effective September
          30, 1988, filed as Exhibit 28.1 to Form 8-K filed on October 17, 1988 and incorporated herein by reference.*
 10(h)    Articles X and XI of the Quaker State Corporation Salaried Pension Plan, as Amended
          and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries, filed as Exhibit 28(b) to Form 10-K for the fiscal year ended
          December 31, 1991 and incorporated herein by reference.*
 10(i)    Articles X and XI of the Quaker State Corporation Hourly Pension Plan, as Amended
          and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries, filed as Exhibit 28(e) to Form 10-K for the fiscal year ended
          December 31, 1991 and incorporated herein by reference.*
 10(j)    Quaker State Corporation Supplemental Excess Retirement Plan, filed as Exhibit
          10(k) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.*

 EXHIBIT
  NO.                                          DOCUMENT
 ------   -----------------------------------------------------------------------------------
 10(k)    Employment Agreement, dated as of August 1, 1994, between Quaker State and Herbert
          M. Baum, filed as Exhibit 10(a) to Form 10-Q for the fiscal quarter ended September
          30, 1994 and incorporated herein by reference.*
 10(l)    Employment Agreement, dated as of September 30, 1994, between Quaker State and L.
          David Myatt, filed as Exhibit 10(b) to Form 10-Q for the fiscal quarter ended
          September 30, 1994 and incorporated herein by reference.*
 10(m)    Letter, dated as of June 5, 1995, between Quaker State and John D. Barr, filed herewith.*
 10(n)    Letter Agreement, dated February 28, 1996, between Quaker State and John D. Barr, filed herewith.*
 10(o)    Letter Agreement, dated March 4, 1996, between Quaker State and Charles F. Bechtel, filed herewith.*
 10(p)    Form of Employment Continuation Agreement entered into between Quaker State and certain of its executive officers, filed herewith.*
 10(q)    Form of Indemnification and Insurance Agreement entered into between Quaker State and certain of its directors, filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.
 10(r)    Form of letter agreement entered into between Quaker State and each of its non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors, filed as Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
 10(s)    Outside Directors' Group Life Plan, filed as Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.
 11       Statement re Computation of Per Share Earnings, filed herewith.
 13       Those portions of the 1995 Annual Report which are expressly incorporated in this annual report by reference, filed herewith.
 21       List of subsidiaries of Quaker State Corporation, filed herewith.
 23       Consent of Coopers & Lybrand L.L.P., filed herewith.
 24       Powers of Attorney, filed herewith.
 27       Financial Data Schedule, filed herewith.

---------

     * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.