Form 10-Q
period 1996-03-31
QUAKER STATE CORP
filed 1996-05-14
CIK 81381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One
  X                QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
 ---               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
 ---               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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

                                 (214)868-0400
              (Registrant's telephone number, including area code)

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

        As of April 30, 1996, 32,885,694 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quaker State Corporation and Subsidiaries

Quarter ended March 31                                          1996           1995
- --------------------------------------------------------------------------------------
(in thousands except per share data, unaudited)
REVENUES
Sales and operating revenues                                 $  278,781     $  239,533
Other, net                                                        2,026          3,795
- --------------------------------------------------------------------------------------
    TOTAL REVENUES                                              280,807        243,328

COSTS AND EXPENSES
Cost of sales and operating costs                               187,112        171,078
Selling, general and administrative                              73,672         56,015
Depreciation and amortization                                     8,399          6,878
Interest                                                          2,168          1,536
- --------------------------------------------------------------------------------------
     TOTAL COSTS AND EXPENSES                                   271,351        235,507
- --------------------------------------------------------------------------------------
Pretax income from continuing operations                          9,456          7,821
Provision for income taxes                                        3,750          3,600
- --------------------------------------------------------------------------------------
Income from continuing operations                                 5,706          4,221
Income from discontinued operations                                   -          1,375
- --------------------------------------------------------------------------------------
NET INCOME                                                   $    5,706     $    5,596
======================================================================================

PER SHARE:
Income from continuing operations                            $     0.17     $     0.13
Income from discontinued operations                                   -           0.05
- --------------------------------------------------------------------------------------
NET INCOME PER SHARE                                         $     0.17     $     0.18
======================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                              32,896         31,586
======================================================================================
DIVIDENDS PAID PER SHARE                                     $     0.10     $     0.10
======================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quaker State Corporation and Subsidiaries

Quarter ended March 31                                            1996          1995
- ---------------------------------------------------------------------------------------
(in thousands, unaudited)
NET CASH USED IN OPERATING ACTIVITIES                          $    (988)     $  (8,171)
- ---------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment                      37          2,239
Capital expenditures                                             (16,752)        (7,013)
Other, net                                                        (1,827)           -
- ---------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                            (18,542)        (4,774)
- ---------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                                    (3,284)        (3,149)
Proceeds from long-term debt                                         175            404
Payments on long-term debt                                        (3,087)          (883)
- ---------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                             (6,196)        (3,628)
- ---------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                        (25,726)       (16,573)
Cash and cash equivalents at beginning of period                  30,659         29,805
- ---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   4,933      $  13,232
=======================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Quaker State Corporation and Subsidiaries

                                                                              3/31/96        12/31/95
- ------------------------------------------------------------------------------------------------------
(in thousands except share data)                                            (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                                   $     4,933     $   30,659
Accounts and notes receivable, net                                              155,676        129,267
Inventories                                                                      86,387         80,284
Other current assets                                                             41,403         36,796
- ------------------------------------------------------------------------------------------------------
    Total current assets                                                        288,399        277,006
- ------------------------------------------------------------------------------------------------------
Property, plant and equipment, net of accumulated
    depreciation of $217,652 and $210,851                                       211,974        203,259
Other assets                                                                    232,788        236,758
- ------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                          $   733,161     $  717,023
======================================================================================================

LIABILITIES
Current liabilities:
Accounts payable                                                            $    71,967     $   53,465
Accrued liabilities                                                              85,142         84,225
Installments on long-term debt                                                    7,207          7,243
- ------------------------------------------------------------------------------------------------------
    Total current liabilities                                                   164,316        144,933
- ------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                       115,643        118,519
Other long-term liabilities                                                     178,185        181,416
- ------------------------------------------------------------------------------------------------------
    Total liabilities                                                           458,144        444,868
- ------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock, $1.00 par value; authorized shares, 95,000,000;
  issued shares, 32,858,094 at 3/31/96 and
  32,824,157 at 12/31/95                                                         32,858         32,824
Additional capital                                                              139,512        139,068
Retained earnings                                                               105,827        103,519
Other, net                                                                       (3,180)        (3,256)
- ------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                  275,017        272,155
- ------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   733,161     $  717,023
======================================================================================================

The accompanying notes are an integral part of the financial statements.

SEGMENT INFORMATION
Quaker State Corporation and Subsidiaries

Sales and operating revenues and contribution to income from continuing operations by industry segment:

- ------------------------------------------------------------------------------------
Quarter ended March 31                                        1996           1995
- ------------------------------------------------------------------------------------
(in thousands, unaudited)
OPERATING REVENUES
Lubricant and Lubricant Services                          $   254,522     $  213,077
Truck-Lite                                                     23,530         25,683
Docks                                                             729            773
- ------------------------------------------------------------------------------------
Total sales and operating revenues                        $   278,781     $  239,533
====================================================================================

OPERATING PROFITS
Lubricant and Lubricant Services                          $    14,480     $    8,009
Truck-Lite                                                      2,010          3,779
Docks                                                             181            205
- ------------------------------------------------------------------------------------
TOTAL OPERATING PROFITS                                        16,671         11,993
- ------------------------------------------------------------------------------------
Interest expense                                               (2,168)        (1,536)
Corporate other income                                            751          1,640
General corporate expense                                      (5,798)        (4,276)
- ------------------------------------------------------------------------------------
PRETAX INCOME                                             $     9,456     $    7,821
====================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries (unaudited)

1. In the opinion of management of Quaker State Corporation (the company), the accompanying financial statements include all adjustments which are necessary for a fair statement of the results for such periods. All of these adjustments are of a normal recurring nature. The December 31, 1995 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principals. These statements should be read in conjunction with the financial statements included as part of the 1995 Annual Report on Form 10-K.

    As of January 1, 1996, the company began reporting Q Lube results as a component of its core lubricant and lubricant services businesses. Prior to that, Q Lube had been reported as a separate segment.

2. The effective tax rate of 40% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes and nondeductible intangible asset amortization.

3. In March 1995, the Financial Accounting Standards Board issued Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Effective January 1, 1996, the company adopted the provisions of this accounting standard. There was no significant impact on the financial statements, as a result of adopting this accounting standard.

4. The following schedule is prepared on a pro forma basis as though Slick 50 had been acquired and the company's Natural Gas Exploration and Production Division had been sold as of the beginning of 1995, after including the impact of adjustments, such as amortization of intangible assets, intercompany sales elimination and related tax effects.

For the quarter ended March 31, 1995 (in thousands except per share data)
- --------------------------------------------------------------------------------
     Revenues                                                           $260,813
     Income from continuing operations                                  $  4,716
     Income per share from continuing operations                        $    .14
- --------------------------------------------------------------------------------

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition and disposition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

5. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for all crude oil, the majority of company refined petroleum and vehicular lighting products; and on the first-in, first-out (FIFO) basis for other inventories. The reserve to reduce the carrying value of inventories from FIFO basis to LIFO basis amounted to $20.8 million at March 31, 1996 and $18.9 million at December 31, 1995. Inventories consist of:

(in thousands)                                            3/31/96       12/31/95
- --------------------------------------------------------------------------------
     Crude Oil                                           $  4,190       $  4,718
     Finished and in-process petroleum products            58,409         51,658
     Other                                                 23,788         23,908
- --------------------------------------------------------------------------------
     Total                                               $ 86,387       $ 80,284
================================================================================

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Quaker State Corporation and Subsidiaries (unaudited)

6. In December 1993, the United States commenced a lawsuit against the company in the U.S. District Court for the Northern District of West Virginia. The complaint alleges the company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at the Congo refinery on various dates starting in 1980 and seeks civil penalties not to exceed $25,000 per day for each violation. The company is involved in settlement discussions on this matter.

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

7. On April 17, 1996, the company replaced its $45 million line of credit with a $90 million Credit Agreement. The Credit Agreement provides for loans from time to time not in excess of $90 million outstanding at any time, and provides for various interest rate elections by the company. The Credit Agreement expires April 17, 2001.


8. On April 24, 1996, the company announced it had a preliminary agreement to acquire Blue Coral, Inc. (Blue Coral) for a combination of cash and stock and the assumption of certain debt. Blue Coral is a leading manufacturer, marketer and distributor of high quality automotive appearance products. The transaction, valued in excess of $100 million, is expected to close in the second quarter of 1996 subject to the execution of a definitive agreement and completion of customary closing conditions including normal regulatory approvals.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The condensed consolidated financial statements, segment information and related notes for Quaker State Corporation (the company) included in this Form 10-Q, should be read as an integral part of this analysis.

The company reported net income of $5.7 million or $.17 per share for the quarter ended March 31, 1996, compared to net income of $5.6 million or $.18
per share for the quarter ended March 31, 1995.   The quarter ended March 31,
1995 included $1.4 million, or $.05 per share, of income from the discontinued Natural Gas Exploration and Production Division. The weighted average shares of capital stock outstanding for the quarter ended March 31, 1996 increased over 1,300,000 shares compared to the quarter ended March 31, 1995, primarily as a result of issuing shares in connection with the acquisition of Slick 50, Inc. (Slick 50) in July 1995. Sales and operating revenues from continuing operations were $278.8 million for the quarter ended March 1, 1996, up $39.3 million from $239.5 million for the quarter ended March 31, 1995. Sales and operating revenues include $24.3 million from Slick 50 for the quarter ended March 31, 1996. Operating profit from continuing operations for the quarter ended March 31, 1996, increased 39% to $16.7 million from $12 million for the quarter ended March 31, 1995.

Lubricant and lubricant services operating profit was $14.5 million for the quarter ended March 31, 1996, up 81% compared to $8 million for the quarter ended March 31, 1995. Revenues for the quarter ended March 31, 1996 were $254.5 million, up $41.5 million from $213 million for the quarter ended March 31, 1995. Branded and private label motor oil sales volumes increased 4% and 18%, respectively, for the quarter ended March 31, 1996. Refinery product margins improved as a result of higher sales prices for base stocks, gasoline and fuel oil. Car counts were up 8% and the average ticket price was up 5% at the company's Q Lube operations. As of January 1, 1996, the company began reporting Q Lube results as a component of its core lubricant and lubricant services businesses. Prior to that, Q Lube had been reported as a separate segment.

Truck-Lite operating profit for the quarter ended March 31, 1996 was $2 million, down 47% compared to $3.8 million for the quarter ended March 31, 1995. Revenues were down $2.2 million to $23.5 million from $25.7 million for the quarter ended March 31, 1995. Truck-Lite continues to suffer from softening of the overall automotive and truck markets.

For the quarter ended March 31, 1996, corporate income was $751,000 compared to $1.6 million for the quarter ended March 31, 1995. The decrease is primarily due to additional royalty income received in 1995. Interest expense increased for the quarter ended March 31, 1996 as a result of the issuance of $100 million of Notes in October 1995. Corporate expenses increased to $5.8 million from $4.3 million for the quarter ended March 31, 1995, due to the increased benefit and lease costs and higher than expected transition costs.

The effective tax rate of 40% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes and nondeductible intangible asset amortization.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

The company has a preliminary agreement to acquire Blue Coral, Inc. (Blue Coral) for a combination of cash and stock and the assumption of certain debt. Blue Coral is a leading manufacturer, marketer and distributor of high quality automotive appearance products. The transaction, valued in excess of $100 million, is expected to close in the second quarter of 1996 subject to the execution of a definitive agreement and completion of customary closing conditions including normal regulatory approvals.

On April 17, 1996, the company replaced its $45 million line of credit with a $90 million Credit Agreement. The Credit Agreement provides for loans from time to time not in excess of $90 million outstanding at any time, and provides for various interest rate elections by the company. The Credit Agreement expires April 17, 2001.

Cash and cash equivalents decreased by $25.7 million over the quarter ended March 31, 1996. The decrease was comprised of $1 million net cash used in operations, $18.5 million net cash used in investing activities and $6.2 million net cash used in financing activities. Cash used in operations was impacted by additional working capital requirements and cash paid in connection with the 1995 restructuring program.

Cash used in investing activities of $18.5 million was primarily due to $16.8 million of capital expenditures. Cash used in financing activities of $6.2 million was primarily due to $3.3 million payment of dividends and $3 million of debt payments.

In March 1995, the Financial Accounting Standards Board issued Standard No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The company adopted this standard effective January 1, 1996. There was no significant impact on the company's financial statements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In its annual report on Form 10-K for the year ending December 31, 1995, Quaker State Corporation ("Quaker State") reported that, in April 1994, Lazy Oil, Inc. commenced a class action in the Federal District Court for the Western District of Pennsylvania against Witco Corporation, Quaker State and Pennzoil Company. Three similar actions were subsequently commenced and were consolidated with the original action. The Consolidated Amended Complaint alleges violations of
Section 1 of the Sherman Act, based upon an allegation that the defendants, since at least January 1, 1981, conspired and combined to fix, lower, maintain, and stabilize the price of Pennsylvania grade crude oil purchased from the plaintiffs and others. In December 1995, the plaintiffs and Quaker State entered into a Settlement Agreement compromising and settling all claims against Quaker State in the class action. Pursuant to the Settlement Agreement, Quaker State has paid $4,400,000 into a settlement fund, subject to return of up to $2,400,000 if at any time before a jury is impaneled another defendant reaches a more favorable settlement with the plaintiffs. A hearing on preliminary approval by the Court of the settlement was held in March 1996, and a final hearing on approval of the settlement is scheduled to be held in June 1996.

Item 5.  Other information

On April 24, 1996, Quaker State announced that it had reached preliminary agreement to acquire Blue Coral, Inc., a manufacturer, marketer and distributor of automotive appearance products. The consideration for the acquisition will be a combination of cash, stock, and assumption by Quaker State of certain outstanding indebtedness of Blue Coral, Inc. Completion of the transaction is subject to the execution of definitive agreements and satisfaction of certain closing conditions, including normal regulatory approvals.

In April 1996, Quaker State entered into a Credit Agreement with a group of Banks including Morgan Guaranty Trust Company of New York as agent for the Banks. The Credit Agreement provides for loans from time to time not in excess of $90 million outstanding at any time, and provides for various interest rate elections by Quaker State. The Credit Agreement has an expiration date of April 17, 2001.


Item 6.  Exhibits and Reports on Form 8-K

(a)    2.     Press Release dated April 24, 1996, concerning acquisition of
              Blue Coral, Inc., filed herewith.

       10. $90 million Credit Agreement dated as of April 17, 1996, among Quaker State, the Banks listed therein and Morgan Guaranty Trust Company of New York, as agent for the Banks, filed herewith.

       11. Computation of net income per share for the quarters ending March 31, 1996 and March 31, 1995, filed herewith.

       27.    Financial Data Schedule, filed herewith.

(b) No current reports on Form 8-K were filed by Quaker State during the quarter ending March 31, 1996.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              QUAKER STATE CORPORATION
                                                    (Registrant)


Date  5/14/96                           By  /s/ Herbert M. Baum
      -----------------                     -----------------------------------
                                            Herbert M. Baum
                                            Chairman of the Board and
                                            Chief Executive Officer



Date  5/14/96                            By /s/ C. A. Conrad
      -----------------                     -----------------------------------
                                            Conrad A. Conrad
                                            Vice Chairman and
                                            Chief Financial Officer

                            QUAKER STATE CORPORATION

                                  EXHIBIT LIST

       The following Exhibits are required to be filed with this quarterly report on Form 10-Q.

Exhibit No. and Document

       2. Press Release dated April 24, 1996 concerning the acquisition of Blue Coral, Inc., filed herewith.

       10. $90 million Credit Agreement dated as of April 17, 1996, among Quaker State Corporation, the Banks listed therein and Morgan Guaranty Trust Company of New York, as agent for the Banks, filed herewith.

       11. Computation of Net Income Per Share for the quarters ended March 31, 1996 and 1995, filed herewith.

       27.       Financial Data Schedule, filed herewith.