Form 10-Q
period 1996-06-30
QUAKER STATE CORP
filed 1996-08-13
CIK 81381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One
 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
- ---                OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
- ---               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission File Number 1-2677

                            QUAKER STATE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                               25-0742820
(State or other jurisdiction of                                 (IRS Employer
 incorporation of organization)                              Identification No.)

                        225 East John Carpenter Freeway
                             Irving, Texas   75062
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

As of July 31, 1996, 35,845,885 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quaker State Corporation and Subsidiaries

                                                                 QUARTER ENDED                       SIX MONTHS ENDED
                                                        ----------------------------------------------------------------------
                                                           6/30/96           6/30/95            6/30/96             6/30/95
- ------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)
REVENUES
Sales and operating revenues                            $   301,829        $   257,698        $    580,610         $   497,231
Other, net                                                    2,064              1,814               4,090               5,609
- ------------------------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                          303,893            259,512             584,700             502,840

COSTS AND EXPENSES
Cost of sales and operating costs                           214,266            182,888             401,378             354,136
Selling, general and administrative                          67,544             59,696             141,216             115,711
Depreciation and amortization                                 8,437              7,692              16,836              14,570
Interest                                                      1,773              1,582               3,941               3,118
Unusual item                                                     -              15,800                 -                15,800
- ------------------------------------------------------------------------------------------------------------------------------
     TOTAL COSTS AND EXPENSES                               292,020            267,658             563,371             503,335
- ------------------------------------------------------------------------------------------------------------------------------
Pretax income (loss) from continuing operations              11,873             (8,146)             21,329                (495)
Provision for (benefit from) income taxes                     4,700             (3,618)              8,450                (188)
- ------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                      7,173             (4,528)             12,879                (307)
Income from discontinued operations                             -                1,303                 -                 2,678
- ------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $     7,173        $    (3,225)       $     12,879         $     2,371
==============================================================================================================================

PER SHARE:
Income (loss) from continuing operations                $      0.22        $     (0.14)       $       0.39         $     (0.01)
Income from discontinued operations                             -                 0.04                 -                  0.09
- ------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE                             $      0.22        $     (0.10)       $       0.39         $      0.08
==============================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                          33,012             31,596              32,973              31,591
==============================================================================================================================

DIVIDENDS PAID PER SHARE                                $      0.10        $      0.10        $       0.20         $      0.20
==============================================================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quaker State Corporation and Subsidiaries

For the six months ended June 30                                            1996                  1995
- -----------------------------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  $          (676)      $          2,246
- -----------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment                               1,607                  3,587
Capital expenditures                                                         (26,207)               (16,189)
Acquisition of business, net of cash acquired                                (70,645)                   -
Other, net                                                                    (7,103)                   -
- -----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (102,348)               (12,602)
- -----------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                                                (6,572)                (6,303)
Proceeds from long-term debt                                                  96,532
Payments on long-term debt                                                   (11,772)                (1,498)
- -----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           78,188                 (7,801)
- -----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                    (24,836)               (18,157)
Cash and cash equivalents at beginning of period                              30,659                 29,805
- -----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $         5,823       $         11,648
===========================================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Quaker State Corporation and Subsidiaries

                                                                                 6/30/96              12/31/95
- -----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)                                              (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                    $      5,823        $         30,659
Accounts and notes receivable, net                                                176,820                 129,267
Inventories                                                                        91,825                  80,284
Other current assets                                                               40,794                  36,796
- -----------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                          315,262                 277,006
- -----------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net of
   accumulated depreciation                                                       222,361                 203,259
Other assets                                                                      323,756                 236,758
- -----------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                              $  861,379         $       717,023
=================================================================================================================

LIABILITIES
Current liabilities:
Accounts payable and long-term debt payable within one year                   $    75,378        $         60,708
Accrued liabilities                                                                97,522                  84,225
- -----------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                     172,900                 144,933
- -----------------------------------------------------------------------------------------------------------------
Long-term debt, less debt payable within one year                                 188,089                 118,519
Other long-term liabilities                                                       176,913                 181,416
- -----------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                            537,902                 444,868
- -----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock, $1.00 par value; authorized shares 95,000,000;
  issued shares, 35,845,885 at 6/30/96 and
  32,824,157 at 12/31/95                                                           35,846                  32,824
Additional capital                                                                180,583                 139,068
Retained earnings                                                                 109,814                 103,519
Other, net                                                                         (2,766)                 (3,256)
- -----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                    323,477                 272,155
- -----------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  861,379         $       717,023
=================================================================================================================

The accompanying notes are an integral part of the financial statements.

SEGMENT INFORMATION
Quaker State Corporation and Subsidiaries

                                                         QUARTER ENDED                 SIX MONTHS ENDED
                                                 -----------------------------------------------------------
                                                    6/30/96         6/30/95         6/30/96         6/30/95
- ------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)

OPERATING REVENUES
Lubricant and lubricant services                 $   278,096     $   232,875     $   532,618     $   445,952
Truck-Lite                                            22,737          23,934          46,267          49,617
Docks                                                    996             889           1,725           1,662
- ------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING REVENUES                      $   301,829     $   257,698     $   580,610     $   497,231
============================================================================================================

OPERATING PROFITS
Lubricant and lubricant services                 $    15,691     $     9,181     $    30,171     $    17,014
Truck-Lite                                             2,011           3,581           4,021           7,343
Docks                                                    437             276             618             481
- ------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING PROFITS                            18,139          13,038          34,810          24,838
- ------------------------------------------------------------------------------------------------------------
Interest expense                                      (1,773)         (1,510)         (3,941)         (3,023)
Corporate other income                                   825             937           1,576           2,577
Unusual item *                                           -           (15,800)             -          (15,800)
General corporate expense                             (5,318)         (4,811)        (11,116)         (9,087)
- ------------------------------------------------------------------------------------------------------------
PRETAX INCOME (LOSS)                             $    11,873     $    (8,146)    $    21,329     $      (495)
============================================================================================================

The accompanying notes are an integral part of the financial statements.

* The restructuring charge of $15,800 includes $9,280 that relates to lubricant and lubricant services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries (unaudited)

1. In the opinion of management of Quaker State Corporation (the company), the accompanying financial statements include all adjustments which are necessary for a fair statement of the results for such periods. All of these adjustments are of a normal recurring nature. The December 31, 1995 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements included as part of the 1995 Annual Report on Form 10-K.

    As of January 1, 1996, the company began reporting the results of its fast lube subsidiary, Q Lube, as a component of its core lubricant and lubricant services business. Prior to that, Q Lube had been reported as a separate segment.

2. On June 28, 1996, the company acquired all of the stock of Blue Coral, Inc. (Blue Coral) for $46.1 million in cash, 2,956,328 shares of capital stock with a market value of $43.5 million and the payment of $25.2 million to satisfy Blue Coral indebtedness outstanding prior to the closing. Blue Coral is a leading manufacturer, marketer and distributor of high quality automotive appearance products. The acquisition has been accounted for under the purchase method. Accordingly, the operating results of Blue Coral will be included in the accompanying condensed consolidated financial statements from the date of acquisition. The purchase price allocation to assets and liabilities is preliminary. The acquisition has resulted in a preliminary excess of purchase price over fair market value of assets of approximately $82.8 million recorded in the Condensed Consolidated Balance Sheet at June 30, 1996. There are no revenues or expenses associated with Blue Coral in the Condensed Consolidated Statement of Operations for the quarter or six months ended June 30, 1996.

    The following schedule is prepared on a pro forma basis as though Blue Coral and Slick 50, Inc. had been acquired as of the beginning of 1995, after including the impact of adjustments, such as amortization of intangible assets, additional interest expense and related tax effects.

    For the six months ended June 30
    (in thousands except per share data)                                 1996                1995
    --------------------------------------------------------------------------------------------------
    Revenues                                                      $       646,417        $     601,586
    Income from continuing operations                             $        15,610        $      (1,266)
    Income per share from continuing operations                   $           .43        $        (.04)
    --------------------------------------------------------------------------------------------------

3. The effective tax rate for the three and six months ended June 30, 1996 of 40% for continuing operations is higher than the 35% federal rate due to the impact of state and foreign taxes and nondeductible intangible asset amortization.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries (unaudited)

4. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for all crude oil, the majority of company refined petroleum and vehicular lighting products; and on the first-in, first-out (FIFO) basis for consumer products and other inventories. The reserve to reduce the carrying value of inventories from FIFO basis to LIFO basis amounted to $19.6 million at June 30, 1996 and $
    18.9 million at December 31, 1995. In the second quarter of 1995 certain inventory quantities were reduced resulting in liquidations of LIFO inventory. The effect of these liquidations was an increase in net income of $900,000, or $.03 per share. Inventories consist of:

    (in thousands)                                              6/30/96                  12/31/95
    --------------------------------------------------------------------------------------------------
    Crude oil and petroleum products                       $          55,203           $        51,021
    Vehicular lighting  products                                      13,628                    14,727
    Automotive consumer products                                      13,340                     5,355
    Other                                                              9,654                     9,181
    --------------------------------------------------------------------------------------------------
    Total                                                  $          91,825           $        80,284
    ==================================================================================================


5. In December 1993, the United States commenced a lawsuit against the company in the U.S. District Court for the Northern District of West Virginia. The complaint alleged that the company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at the Congo refinery on various dates starting in 1980 and seeks civil penalties not to exceed $25,000 per day for each violation. A $2.9 million tentative settlement has been reached regarding civil penalties, including supplemental environmental projects. This settlement is provided for in the company's current environmental reserves.

    In addition, the company and certain of its subsidiaries have received notices from the EPA and others that it is a "potentially responsible party" relative to certain waste disposal sites identified by the EPA and may be required to share in the cost of cleanup. The company has accrued for all matters which are probable and can be reasonably estimated.

    Quaker State-Slick 50, Inc. ("Slick 50"), a subsidiary of the company and several Slick 50 subsidiaries have been named as defendants in four separate proceedings alleging false, misleading, deceptive and/or unsubstantiated advertising claims relating to Slick 50(R) engine treatment. In July 1996, the Federal Trade Commission filed an administrative proceeding seeking an order that the defendants cease and desist from making certain product claims and refrain from making other product claims without adequate substantiation. In addition, three purported class action suits were filed in July 1996. These complaints seek compensatory and punitive damages, recompense and injunctive relief, attorney's fees, court costs and interest on behalf of the purported class. The company intends to vigorously defend these lawsuits.

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

6. In April 1996, the company replaced its $45 million line of credit with a $90 million Credit Agreement. The Credit Agreement provides for loans from time to time not in excess of $90 million outstanding at any time, and provides for various interest rate elections by the company. The Credit Agreement expires April 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The condensed consolidated financial statements, segment information and related notes for Quaker State Corporation (the company) included in this Form 10-Q, should be read as an integral part of this analysis.

On June 28, 1996, the company acquired all of the stock of Blue Coral, Inc. (Blue Coral) for $46.1 million in cash, 2,956,328 shares of capital stock with a market value of $43.5 million and the payment of $25.2 million to satisfy Blue Coral indebtedness outstanding prior to the closing. Blue Coral is a leading manufacturer, marketer and distributor of high quality automotive appearance products. The acquisition has been accounted for under the purchase method. Accordingly, the operating results of Blue Coral will be included in the accompanying consolidated financial statements from the date of acquisition. The purchase price allocation to assets and liabilities is preliminary. The acquisition has resulted in a preliminary excess of purchase price over fair market value of assets of approximately $82.8 million recorded in the Condensed Consolidated Balance Sheet at June 30, 1996. There are no revenues or expenses associated with Blue Coral in the Condensed Consolidated Statement of Operations for the quarter or six months ended June 30, 1996.

Effective July 1, 1996 the company will form a new consumer products segment, as a result of combining the Blue Coral and Slick 50 operating results. Slick 50's results are currently reported in the lubricant and lubricant services segment.

The company reported net income of $7.2 million or $.22 per share for the quarter ended June 30, 1996, compared to a net loss of $3.2 million or $.10 per
share for the quarter ended June 30, 1995.   The quarter ended June 30, 1995
included $1.3 million, or $.04 per share, of income from discontinued operations. In addition, the quarter ended June 30, 1995 included a restructuring charge of $15.8 million, $9.5 million after-tax. The weighted average shares of capital stock outstanding for the quarter ended June 30, 1996 increased over 1.4 million shares compared to the same period in 1995, primarily as a result of issuing shares in connection with the acquisitions of Blue Coral in June 1996 and Slick 50, Inc. (Slick 50) in July 1995. Sales and operating revenues from continuing operations were $301.8 million for the quarter ended June 30, 1996, up $44.1 million from $257.7 million for the quarter ended June 30, 1995. Sales and operating revenues include $23.9 million from Slick 50 for the quarter ended June 30, 1996. Operating profit from continuing operations for the quarter ended June 30, 1996, increased 39% to $18.1 million from $13 million for the quarter ended June 30, 1995.

Lubricant and lubricant services operating profit before the restructuring charge was $15.7 million for the quarter ended June 30, 1996, up 71% compared to $9.2 million for the quarter ended June 30, 1995. Revenues for the quarter ended June 30, 1996 were $278.1 million, up $45.2 million from $232.9 million for the quarter ended June 30, 1995. Branded and private label motor oil sales volumes for the quarter ended June 30, 1996 increased 7% and 14%, respectively, compared to the same quarter in 1995. Refinery product margins improved as a result of higher sales prices for base stocks, gasoline and fuel oil. In addition, 1995 operating results included $1.5 million of LIFO inventory profit as a result of liquidating certain inventory quantities. Car counts for the quarter ended June 30, 1996 were up 3% and the average ticket price was up 2% at the company's Q Lube operations, compared to the same quarter in 1995. As of January 1, 1996, the company began reporting the results of its fast lube subsidiary, Q Lube, as a component of its core lubricant and lubricant services business. Prior to that, Q Lube had been reported as a separate segment.

Truck-Lite operating profit for the quarter ended June 30, 1996 was $2 million, down 44% compared to $3.6 million for the quarter ended June 30, 1995.
Revenues were down $1.2 million to $22.7 million from $23.9 million for the quarter ended June 30, 1995. These declines are attributable to Truck-Lite changing its product mix coupled with overall industry declines in truck and trailer builds.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

For the quarter ended June 30, 1996, corporate income was $825,000 compared to $937,000 for the quarter ended June 30, 1995. The decrease is primarily due to additional interest income received in 1995. Interest expense increased for the quarter ended June 30, 1996 as a result of the issuance of $100 million of Notes in October 1995. Corporate expenses for the quarter ended June 30, 1996 increased to $5.3 million from $4.8 million for the same period in 1995, due to the increased benefit and lease costs.

Net income for the six months ended June 30, 1996 was $12.9 million or $.39 per share, compared to net income of $2.4 million or $.08 per share for the six
months ended June 30, 1995.   The six months ended June 30, 1995 included $2.7
million, or $.09 per share, of income from discontinued operations. In addition, the six months ended June 30, 1995 included a restructuring charge of $15.8 million, $9.5 million after-tax. The weighted average shares of capital stock outstanding for the six months ended June 30, 1996 increased over 1.3 million shares compared to the same period in 1995, primarily as a result of issuing shares in connection with the acquisitions of Blue Coral and Slick 50. Sales and operating revenues from continuing operations were $580.6 million for the six months ended June 30, 1996, up $83.4 million from $497.2 million for the six months ended June 30, 1995. Sales and operating revenues include $48.2 million from Slick 50 for the six months ended June 30, 1996. Operating profit from continuing operations for the six months ended June 30, 1996, increased 40% to $34.8 million from $24.8 million for the six months ended June 30, 1995.

Lubricant and lubricant services operating profit before the restructuring charge was $30.2 million for the six months ended June 30, 1996, up 77% compared to $17 million for the six months ended June 30, 1995. Revenues for the six months ended June 30, 1996 were $532.6 million, up $86.6 million from $446 million for the six months ended June 30, 1995. Branded and private label motor oil sales volumes for the six months ended June 30, 1995 increased 5% and 16%, respectively, compared to the same six month period in 1995. Refinery product margins improved as a result of higher sales prices for base stocks, gasoline and fuel oil. In addition, 1995 operating results included $1.5 million of LIFO inventory profits. Car counts for 1996 were up 5% and the average ticket price was up 4% at the company's Q Lube operations as compared to the same six month period in 1995.

Truck-Lite operating profit for the six months ended June 30, 1996 was $4 million, down 45% compared to $7.3 million for the six months ended June 30, 1995. Revenues were down $3.3 million to $46.3 million from $49.6 million for the six months ended June 30, 1995. Truck-Lite continues to suffer from softening of the overall automotive and truck markets. These declines are attributable to Truck-Lite changing its product mix coupled with overall industry declines in truck and trailer builds.

For the six months ended June 30, 1996, corporate income was $1.6 million compared to $2.6 million for the six months ended June 30, 1995. The decrease is primarily due to additional royalty and interest income received in 1995. Interest expense increased for the six months ended June 30, 1996 as a result of the issuance of $100 million of Notes in October 1995. Corporate expenses for the six months ended June 30, 1996 increased to $11.1 million from $9.1 million for the same period in 1995, due to the increased benefit and lease costs and higher than expected transition costs.

The effective tax rate for the quarter and six months ended June 30, 1996 of 40% for continuing operations is higher than the 35% federal rate due to the impact of state and foreign income taxes and nondeductible intangible asset amortization.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

In April 1996, the company replaced its $45 million line of credit with a $90 million Credit Agreement. The Credit Agreement provides for loans from time to time not in excess of $90 million outstanding at any time, and provides for various interest rate elections by the company. The Credit Agreement expires April 2001.

Cash and cash equivalents decreased by $24.8 million over the six months ended June 30, 1996. The decrease was comprised of $676,000 net cash used in operations, $102.3 million net cash used in investing activities and $78.2 million net cash provided by financing activities. Cash used in operations was impacted by additional working capital requirements and cash paid in connection with the 1995 restructuring program.

Cash used in investing activities of $102.3 million was primarily due to the $70.6 million cash investment in Blue Coral and $26.2 million of capital expenditures. Cash provided by financing activities of $78.2 million was primarily due to a cash use of $6.6 million for payment of dividends, and net borrowings of $84.8 million, of which a substantial portion was used to acquire Blue Coral.

On July 25, 1996 the Board of Directors of the company authorized a quarterly dividend of $.10 per share, payable to shareholders of record as of August 15, 1996.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In December 1993, the United States commenced a lawsuit against the company in the U.S. District Court for the Northern District of West Virginia. The complaint alleges the company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at the Congo refinery in Newell, West Virginia (Congo refinery) on various dates starting in 1980 and seeks civil penalties not to exceed $25,000 per day for each violation. A tentative settlement has been reached setting the civil penalty amount, including supplemental environmental projects, at $2.9 million, and the other terms and conditions of a potential consent decree are under negotiation.

In 1994, the State of West Virginia required the company's Congo refinery to enter into a Consent Order to control the SO2 emissions by the Congo refinery into the New Manchester Grant Magisterial District of Hancock County (NMG), West Virginia. This Order became effective on January 9, 1995. An inspection was conducted on January 30, 1996 by the West Virginia Department of Environmental Protection (WVDEP). During the inspection, alleged violations of the January 9, 1995 Order were noted and a Notice of Violation (NOV) and Cease and Desist Order was issued by the WVDEP on April 4, 1996. The NOV alleges that the company failed to comply with the January 9, 1995 Order. WVDEP has granted a stay pending settlement negotiations with the company. The company has been told that the WVDEP may seek penalties in excess of $100,000. Settlement discussions with the WVDEP are continuing.

Quaker State-Slick 50, Inc. ("Slick 50"), a subsidiary of the company, and several Slick 50 subsidiaries have been named as defendants in four separate proceedings alleging that false, misleading, deceptive and/or unsubstantiated advertising claims were made for Slick 50(R) engine treatment. The Federal Trade Commission filed an administrative proceeding on July 16, 1996 seeking an order that the defendants cease and desist from making certain product claims and refrain from making other product claims without adequate substantiation. Irene Torres, on behalf of herself and other purchasers of Slick 50 engine treatment between January 1, 1993 and July 16, 1996 filed a purported class action in the 190th Judicial District Court for Harris County, Texas on July 18, 1996 alleging fraud, negligent misrepresentation and breach of warranty. Donna Lombardi filed a purported class action on behalf of all purchasers of Slick 50 engine treatment since 1993 in the Supreme Court for Nassau County, New York on July 19, 1996 alleging fraud under the New York General Business Laws and common laws, and economic loss and damage as a result of misleading marketing and advertising activities. Jorden M. Weiss filed a purported class action, on behalf of himself and all others similarly situated, in the Supreme Court for New York County, New York, on July 23, 1996 alleging breach of warranty and violation of the New York General Business Law in the marketing of Slick 50 engine treatment. These complaints seek compensatory and punitive damages, imposition of a constructive trust, recompense and injunctive relief, attorney's fees, court costs and interest on behalf of the purported class. The company intends to vigorously defend these lawsuits.

Item 6.  Exhibits and Reports on Form 8-K

(a)      10.     Employment contract dated June 28, 1996 between Sheldon D.
                 Adelman and Quaker State Corporation.

         11. Computation of net income per share for the quarters and six month periods ending June 30, 1996 and 1995, filed herewith.

         27.     Financial data schedule, filed herewith.

(b) A current report on Form 8-K was filed by Quaker State on June 27, 1996. Quaker State reported under item 5. the settlement of a class action brought by Lazy Oil, Inc. in the federal district court for the western district of Pennsylvania alleging violation of the Sherman Act was approved by the court on June 13, 1996 and the action was dismissed as to Quaker State. No financial statements were filed with this report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              QUAKER STATE CORPORATION
                                                    (Registrant)


Date August 13, 1996                    By  /s/ Herbert M. Baum
     ---------------                        -----------------------------------
                                            Herbert M. Baum
                                            Chairman of the Board and
                                            Chief Executive Officer



Date August 13, 1996                    By  /s/ C. A. Conrad
     ---------------                        -----------------------------------
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

Exhibit No. and Document
- ------------------------

         10. Employment contract dated June 28, 1996 between Sheldon D. Adelman and Quaker State Corporation.

         11. Computation of net income per share for the quarters and six month periods ended June 30, 1996 and 1995, filed herewith.

         27.     Financial data schedule, filed herewith.