Form 10-Q/A
period 1996-06-30
QUAKER STATE CORP
filed 1996-10-09
CIK 81381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-Q/A-1


Mark One
 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---                OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                                                                 QUARTER ENDED                       SIX MONTHS ENDED
                                                        ----------------------------------------------------------------------
                                                           6/30/96           6/30/95            6/30/96             6/30/95
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)
REVENUES
Sales and operating revenues                            $   301,829        $   257,698        $    580,610         $   497,231
Other, net                                                    2,064              1,814               4,090               5,609
------------------------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                          303,893            259,512             584,700             502,840

COSTS AND EXPENSES
Cost of sales and operating costs                           214,266            182,888             401,378             354,136
Selling, general and administrative                          67,544             59,696             141,216             115,711
Depreciation and amortization                                 8,437              7,692              16,836              14,570
Interest                                                      1,773              1,582               3,941               3,118
Unusual item                                                     -              15,800                 -                15,800
------------------------------------------------------------------------------------------------------------------------------
     TOTAL COSTS AND EXPENSES                               292,020            267,658             563,371             503,335
------------------------------------------------------------------------------------------------------------------------------
Pretax income (loss) from continuing operations              11,873             (8,146)             21,329                (495)
Provision for (benefit from) income taxes                     4,700             (3,618)              8,450                (188)
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                      7,173             (4,528)             12,879                (307)
Income from discontinued operations                             -                1,303                 -                 2,678
------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $     7,173        $    (3,225)       $     12,879         $     2,371
==============================================================================================================================

PER SHARE:
Income (loss) from continuing operations                $      0.22        $     (0.14)       $       0.39         $     (0.01)
Income from discontinued operations                             -                 0.04                 -                  0.09
------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE                             $      0.22        $     (0.10)       $       0.39         $      0.08
==============================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                          33,012             31,596              32,973              31,591
==============================================================================================================================

DIVIDENDS PAID PER SHARE                                $      0.10        $      0.10        $       0.20         $      0.20
==============================================================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quaker State Corporation and Subsidiaries

For the six months ended June 30                                            1996                  1995
-----------------------------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  $          (676)      $          2,246
-----------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment                               1,607                  3,587
Capital expenditures                                                         (26,207)               (16,189)
Acquisition of business, net of cash acquired                                (70,645)                   -
Other, net                                                                    (7,103)                   -
-----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (102,348)               (12,602)
-----------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                                                (6,572)                (6,303)
Proceeds from long-term debt                                                  96,532
Payments on long-term debt                                                   (11,772)                (1,498)
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           78,188                 (7,801)
-----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                    (24,836)               (18,157)
Cash and cash equivalents at beginning of period                              30,659                 29,805
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $         5,823       $         11,648
===========================================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Quaker State Corporation and Subsidiaries

                                                                                 6/30/96              12/31/95
-----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)                                              (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                    $      5,823        $         30,659
Accounts and notes receivable, net                                                176,820                 129,267
Inventories                                                                        91,825                  80,284
Other current assets                                                               40,794                  36,796
-----------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                          315,262                 277,006
-----------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net of
   accumulated depreciation                                                       222,361                 203,259
Other assets                                                                      323,756                 236,758
-----------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                              $  861,379         $       717,023
=================================================================================================================

LIABILITIES
Current liabilities:
Accounts payable and long-term debt payable within one year                   $    75,378        $         60,708
Accrued liabilities                                                                97,522                  84,225
-----------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                     172,900                 144,933
-----------------------------------------------------------------------------------------------------------------
Long-term debt, less debt payable within one year                                 188,089                 118,519
Other long-term liabilities                                                       176,913                 181,416
-----------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                            537,902                 444,868
-----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock, $1.00 par value; authorized shares 95,000,000;
  issued shares, 35,845,885 at 6/30/96 and
  32,824,157 at 12/31/95                                                           35,846                  32,824
Additional capital                                                                180,583                 139,068
Retained earnings                                                                 109,814                 103,519
Other, net                                                                         (2,766)                 (3,256)
-----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                    323,477                 272,155
-----------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  861,379         $       717,023
=================================================================================================================

The accompanying notes are an integral part of the financial statements.

SEGMENT INFORMATION
Quaker State Corporation and Subsidiaries

                                                         QUARTER ENDED                 SIX MONTHS ENDED
                                                 -----------------------------------------------------------
                                                    6/30/96         6/30/95         6/30/96         6/30/95
------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)

OPERATING REVENUES
Lubricant and lubricant services                 $   278,096     $   232,875     $   532,618     $   445,952
Truck-Lite                                            22,737          23,934          46,267          49,617
Docks                                                    996             889           1,725           1,662
------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING REVENUES                      $   301,829     $   257,698     $   580,610     $   497,231
============================================================================================================

OPERATING PROFITS
Lubricant and lubricant services                 $    15,691     $     9,181     $    30,171     $    17,014
Truck-Lite                                             2,011           3,581           4,021           7,343
Docks                                                    437             276             618             481
------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING PROFITS                            18,139          13,038          34,810          24,838
------------------------------------------------------------------------------------------------------------
Interest expense                                      (1,773)         (1,510)         (3,941)         (3,023)
Corporate other income                                   825             937           1,576           2,577
Unusual item *                                           -           (15,800)             -          (15,800)
General corporate expense                             (5,318)         (4,811)        (11,116)         (9,087)
------------------------------------------------------------------------------------------------------------
PRETAX INCOME (LOSS)                             $    11,873     $    (8,146)    $    21,329     $      (495)
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

Item 4. Submission of Matters to a Vote of Security Holders.



     On May 16, 1996, Quaker State held its Annual Meeting of Stockholders, at which four items were submitted to a vote of security holders. The first item voted upon was the election of directors, and the following individuals were elected as directors, with the following votes for or withheld as to each:




    Name                      Votes For             Votes Withheld
    ----                      ----------            --------------

John D. Barr                  28,598,981                599,758
Herbert M. Baum               28,570,342                628,397
Leonard M. Carroll            28,594,732                604,007
Conrad A Conrad               28,599,957                598,782
Laurel Cutler                 28,585,259                613,480
C. Frederick Fetterolf        27,794,933              1,403,806
Thomas A. Gardner             28,594,128                604,611
F. William Grube              28,603,235                595,504
Forrest R. Haselton           28,595,495                603,244
Delbert J. McQuaide           28,602,134                596,605
L. David Myatt                28,600,739                598,000
Raymond A. Ross, Jr.          28,603,096                595,643
Lorne R. Waxlax               28,605,221                593,518




     The second matter submitted to a vote of security holders was approval of the 1996 Directors' Fee Plan. On this second matter, 27,367,762 shares were voted for the proposition, 1,450,621 shares were voted against and 380,356 shares abstained.



     The third matter submitted to a vote of security holders was the adoption of an amendment to the 1994 Stock Incentive Plan to authorize the issuance under the Plan of shares previously authorized for issuance, but not issued, under the 1986 Stock Option Plan. On this third matter, 22,651,833 shares were voted for the proposition, 6,178,181 shares were voted against, and 368,725 shares abstained.



     The fourth matter submitted to a vote of security holders was the ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors for 1996. On this fourth matter, 28,777,532 shares were voted for the proposition, 171,942 were voted against, and 134,240 shares abstained.

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              QUAKER STATE CORPORATION
                                                    (Registrant)



Date October 9, 1996                    By  /s/ HERBERT M. BAUM
     ---------------                        -----------------------------------

                                            Herbert M. Baum
                                            Chairman of the Board and
                                            Chief Executive Officer




Date October 9, 1996                    By  /s/ CONRAD A. CONRAD
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