Form 10-Q
period 1996-09-30
QUAKER STATE CORP
filed 1996-11-13
CIK 81381

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

Mark One
   X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
--------         OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
--------         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________
Commission File Number 1-2677

                          QUAKER STATE CORPORATION
           (Exact name of registrant as specified in its charter)

          Delaware                                          25-0742820
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)

                        225 East John Carpenter Freeway
                             Irving, Texas   75062
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (972)868-0400
              (Registrant's telephone number, including area code)

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

      As of October 31, 1996, 35,938,188 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quaker State Corporation and Subsidiaries

                                                                QUARTER                             NINE MONTHS
                                                        ------------------------            ---------------------------
                                                         9/30/96        9/30/95              9/30/96           9/30/95
-----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)
REVENUES
Sales and operating revenues                            $ 309,985      $ 277,109           $  890,595        $  774,340
Other, net                                                  1,700          2,241                5,790             6,723
-----------------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                        311,685        279,350              896,385           781,063

COSTS AND EXPENSES
Cost of sales and operating costs                         209,951        188,937              611,329           543,159
Selling, general and administrative                        77,814         72,433              219,030           186,931
Depreciation and amortization                               9,398          8,330               26,234            22,900
Interest                                                    3,118          1,777                7,059             4,895
Unusual item                                                    -          1,204                    -            17,004
-----------------------------------------------------------------------------------------------------------------------
     TOTAL COSTS AND EXPENSES                             300,281        272,681              863,652           774,889
-----------------------------------------------------------------------------------------------------------------------
Pretax income from continuing operations                   11,404          6,669               32,733             6,174
Provision for income taxes                                  4,650          2,596               13,100             2,408
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                           6,754          4,073               19,633             3,766
Income from discontinued operations                             -         11,255                    -            13,933
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $   6,754      $  15,328           $   19,633        $   17,699
=======================================================================================================================

PER SHARE:
Income from continuing operations                       $    0.19      $    0.13           $     0.58        $     0.12
Income from discontinued operations                             -           0.34                    -              0.43
-----------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                    $    0.19      $    0.47           $     0.58        $     0.55
=======================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                        36,067         32,878               34,002            32,018
=======================================================================================================================
=======================================================================================================================
DIVIDENDS PAID PER SHARE                                $    0.10      $   $0.10           $    $0.30        $    $0.30
=======================================================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quaker State Corporation and Subsidiaries


                                                                                      1996                 1995
---------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $  30,546               $    876
---------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment                                       2,914                  3,962
Capital expenditures                                                                 (40,429)               (26,066)
Proceeds from sale of discontinued operations                                           --                   62,817
Acquisitions, net of cash acquired                                                   (75,633)               (30,996)
Other, net                                                                            (7,920)                  --
---------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (121,068)                 9,717
---------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                                                       (10,159)                (9,583)
Proceeds from long-term debt                                                         102,170                 31,829
Payments on long-term debt                                                           (30,650)               (32,700)
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   61,361                (10,454)
---------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                 (29,161)                   139
Cash and cash equivalents at beginning of period                                      30,659                 29,805
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   1,498               $ 29,944
=====================================================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Quaker State Corporation and Subsidiaries

                                                                          9/30/96                  12/31/95
------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)                                         (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                $   1,498               $   30,659
Accounts and notes receivable, net                                         163,020                  129,267
Inventories                                                                 98,259                   80,284
Other current assets                                                        44,429                   36,796
------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                   307,206                  277,006
------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net of accumulated
    depreciation of $226,429 and $210,851                                  228,596                  203,259
Other assets                                                               325,777                  236,758
------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                       $ 861,579               $  717,023
============================================================================================================

LIABILITIES
Current liabilities:
Accounts payable                                                         $  62,081               $   53,465
Accrued liabilities                                                         95,605                   84,225
Installments on long-term debt, payable within one year                     13,024                    7,243
------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                              170,710                  144,933
------------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                  184,258                  118,519
Other long-term liabilities                                                179,991                  181,416
------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                      534,959                  444,868
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock, $1.00 par value; authorized shares, 95,000,000;
  issued shares, 35,929,453 at 9/30/96 and
  32,824,157 at 12/31/95                                                    35,929                   32,824
Additional capital                                                         181,404                  139,068
Retained earnings                                                          112,982                  103,519
Other, net                                                                  (3,695)                  (3,256)
------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                             326,620                  272,155
------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 861,579               $  717,023
============================================================================================================

The accompanying notes are an integral part of the financial statements.

SEGMENT INFORMATION
Quaker State Corporation and Subsidiaries

                                                         QUARTER ENDED                   NINE MONTHS ENDED
                                                     --------------------             -----------------------
                                                     9/30/96      9/30/95             9/30/96        9/30/95
-------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)
OPERATING REVENUES
Lubricant and lubricant services                   $ 244,558    $ 233,556            $ 730,601      $ 679,508
Consumer products                                     44,590       22,677               92,764         22,677
Truck-Lite                                            20,788       20,656               67,055         70,273
Docks                                                    752          701                2,477          2,363
Intersegment sales                                      (703)        (481)              (2,302)          (481)
-------------------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                           $ 309,985    $ 277,109            $ 890,595      $ 774,340
=============================================================================================================

Operating profits
Lubricant and lubricant services                   $  11,987    $   9,911            $  35,139      $  26,925
Consumer products                                      4,751        1,978               11,770          1,978
Truck-Lite                                             1,536        1,350                5,557          8,693
Docks                                                    260          144                  878            625
-------------------------------------------------------------------------------------------------------------
TOTAL OPERATING PROFITS                               18,534       13,383               53,344         38,221
-------------------------------------------------------------------------------------------------------------
Interest expense                                      (3,118)      (1,808)              (7,059)        (4,831)
Corporate other income                                   732        1,093                2,308          3,670
General corporate expense                             (4,744)      (4,795)             (15,860)       (13,882)
Unusual item                                               -       (1,204)                   -        (17,004)
-------------------------------------------------------------------------------------------------------------
PRETAX INCOME                                      $  11,404    $   6,669            $  32,733      $   6,174
=============================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries (unaudited)

1. In the opinion of management of Quaker State Corporation (the company), the accompanying financial statements include all adjustments which are necessary for a fair statement of the results for such periods. All of these adjustments are of a normal recurring nature. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements included as part of the 1995 Annual Report on Form 10-K. Certain items in 1995 periods have been reclassified to conform to the 1996 presentation.

    As of January 1, 1996, the company began reporting the results of its fast lube subsidiary, Q Lube, Inc. (Q Lube) as a component of its core lubricant and lubricant services business. Prior to that, Q Lube had been reported as a separate segment. In July 1996, the company formed a new consumer products segment, which is comprised of Slick 50, Inc. (Slick 50) and Blue Coral, Inc. (Blue Coral). Slick 50 results, which were previously reported in lubricant and lubricant services, have been reclassified to the consumer products segment.

2. In June 1996, the company acquired all of the stock of Blue Coral for $46.1 million in cash, 2,956,328 shares of capital stock with a market value of $43.5 million and the payment of $25.2 million to satisfy Blue Coral indebtedness outstanding prior to the closing. Blue Coral is a leading manufacturer, marketer and distributor of high quality automotive appearance products. The acquisition has been accounted for under the purchase method. Accordingly, the operating results of Blue Coral are included in the accompanying condensed consolidated financial statements from the date of acquisition. The purchase price allocation to assets and liabilities is preliminary. The acquisition has resulted in a preliminary excess of purchase price over fair market value of assets of approximately $83.5 million recorded in the Condensed Consolidated Balance Sheet at September 30, 1996.

    The following schedule is prepared on a pro forma basis as though Blue Coral and Slick 50 had been acquired as of the beginning of 1995, after including the impact of adjustments, such as amortization of intangible assets, additional interest expense and related tax effects.

    For the nine months ended September 30
    (in thousands except per share data)                    1996         1995
    ----------------------------------------------------------------------------
         Sales and operating revenues                    $ 944,275     $ 883,316
         Income from continuing operations               $  20,102     $   2,643
         Income per share from continuing operations     $     .56     $     .07
    ----------------------------------------------------------------------------

3. The effective tax rate for the three and nine months ended September 30, 1996 of 40% for continuing operations is higher than the 35% federal rate due to the impact of state and foreign taxes and nondeductible intangible asset amortization.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries (unaudited)

4. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for all crude oil, the majority of company lubricants and vehicular lighting products; and on the first-in, first-out (FIFO) basis for consumer products. The reserve to reduce the carrying value of inventories from FIFO basis to LIFO basis amounted to $22.5 million at September 30, 1996 and $18.9 million at December 31, 1995. Inventories consist of:

    (in thousands)                                      9/30/96  12/31/95
    ---------------------------------------------------------------------
        Crude oil, lubricants and related materials    $ 71,724  $ 60,202
        Vehicular lighting products                      12,033    14,727
        Automotive consumer products                     14,502     5,355
    ---------------------------------------------------------------------
        Total                                          $ 98,259  $ 80,284
    =====================================================================

5. In December 1993, the United States commenced a lawsuit against the company in the U.S. District Court for the Northern District of West Virginia. The complaint alleges that the company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at the Congo refinery on various dates starting in 1980 and seeks civil penalties not to exceed $25,000 per day for each violation. A tentative settlement has been reached that will require the company to pay civil penalties and to complete supplemental environmental projects with a total value of $2.9 million. This settlement is provided for in the company's current environmental reserves.

    In addition, the company and certain of its subsidiaries have received notices from the U.S. Environmental Protection Agency (EPA) and others that each is a "potentially responsible party" relative to certain waste disposal sites identified by the EPA and may be required to share in the cost of cleanup. The company has accrued for all matters which are probable and can be reasonably estimated.

    In the June 30, 1996 Quarterly Report on Form 10-Q the company disclosed, among other things, that its subsidiary Quaker State-Slick 50, Inc. (QS Slick 50) and several of its subsidiaries had been named as defendants in four separate proceedings alleging that QS Slick 50 made false, misleading, deceptive and/or unsubstantiated advertising claims relating to Slick 50(R) engine treatment. Two additional purported class action suits were filed during the third quarter of 1996. These complaints seek compensatory and punitive damages, restitution and injunctive relief, attorneys' fees, court costs and interest on behalf of the purported classes. The company intends to vigorously defend these lawsuits.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries (unaudited)

6. In April 1996, the company replaced its $45 million line of credit with a $90 million credit agreement, which was increased to $140 million in September 1996. This credit agreement provides for loans from time to time not in excess of $140 million outstanding at any time, and provides for various interest rate elections by the company. The credit agreement expires in September 2001. The company utilized $71.3 million of the credit agreement in the acquisition of Blue Coral in June 1996. As of September 30, 1996, the company had $83 million available for borrowing under the credit agreement.

    On September 30, 1996, the company entered into a $165 million credit agreement, which expires in September 1997. The credit agreement provides for loans from time to time not in excess of $165 million outstanding at any time, and provides for various interest rate elections by the company. As of October 2, 1996, the credit agreement was fully utilized, in connection with the Medo acquisition (see Note 7). The company intends to replace this credit agreement with equity and/or long-term financing prior to September 1997.

    The company has various other uncommitted lines of credit which it borrows under from time to time at various interest rates. As of September 30, 1996, the company had borrowings of $20 million outstanding on one such line of credit.

7. On October 2, 1996, the company acquired all of the stock of Medo Industries, Inc. and its affiliated companies (Medo) for $160 million in cash. The cash consideration for the transaction included the payment of certain Medo indebtedness totaling $17.7 million prior to closing. Medo is engaged in the design, manufacture and marketing of air freshener products primarily for use in automobiles. The acquisition has been accounted for under the purchase method. Accordingly, the operating results of Medo are not included in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1996. The operating results of Medo will be included in the new consumer products segment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The condensed consolidated financial statements, segment information and related notes for Quaker State Corporation (the company) included in this Form 10-Q, should be read as an integral part of this analysis.

Certain of the matters discussed herein are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic conditions, product demand, competitive products and pricing, availability of raw materials, changes in inventory due to shifts in market demand, environmental and trade regulations, litigation and other risks indicated in filings with the Securities and Exchange Commission. Such factors could cause actual results to differ significantly from estimates.

In June 1996, the company acquired all of the stock of Blue Coral, Inc. (Blue Coral) for $46.1 million in cash, 2,956,328 shares of capital stock with a market value of $43.5 million and the payment of $25.2 million to satisfy Blue Coral indebtedness outstanding prior to the closing. Blue Coral is a leading manufacturer, marketer and distributor of high quality automotive appearance products. The acquisition has been accounted for under the purchase method. Accordingly, the operating results of Blue Coral are included in the accompanying condensed consolidated financial statements from the date of acquisition. The purchase price allocation to assets and liabilities is preliminary. The acquisition has resulted in a preliminary excess of purchase price over fair market value of assets of approximately $83.5 million recorded in the Condensed Consolidated Balance Sheet at September 30, 1996. The Blue Coral acquisition diluted earnings in the third quarter by $0.02 per share, due to the seasonality of the business. It is projected that Blue Coral will have a similar effect on earnings in the fourth quarter.

On October 2, 1996, the company acquired all of the stock of Medo Industries, Inc. and its affiliated companies (Medo) for $160 million in cash. The cash consideration for the transaction included the payment of certain Medo indebtedness totaling $17.7 million prior to closing. Medo is engaged in the design, manufacture and marketing of air freshener products primarily for use in automobiles. The acquisition has been accounted for under the purchase method. Accordingly, the operating results of Medo are not included in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1996.

Effective July 1, 1996 the company formed a new consumer products segment, as a result of combining the Blue Coral and Slick 50 operating results. Slick 50's results which were previously reported in the lubricant and lubricant services segment have been reclassified to the consumer products segment. The operating results of Medo will be included in the consumer products segment.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

The company reported net income of $6.8 million or $.19 per share for the quarter ended September 30, 1996, compared to a net income of $15.3 million or $.47 per share for the quarter ended September 30, 1995. The Blue Coral acquisition diluted earnings in the quarter ended September 30, 1996 by $0.02. The quarter ended September 30, 1995 included $11.3 million, or $.34 per share, of income from discontinued operations. In addition, the quarter ended September 30, 1995 included a restructuring charge of $1.2 million, $722,000 after-tax. The weighted average shares of capital stock outstanding for the quarter ended September 30, 1996 increased 3.2 million shares compared to the same period in 1995, primarily as a result of issuing shares in connection with the acquisition of Blue Coral in June 1996. Sales and operating revenues from continuing operations were $310 million for the quarter ended September 30, 1996, up $32.9 million from $277.1 million for the quarter ended September 30, 1995. Sales and operating revenues include $20.7 million from Blue Coral for the quarter ended September 30, 1996. Operating profit from continuing operations for the quarter ended September 30, 1996 increased 38% to $18.5 million from $13.4 million for the quarter ended September 30, 1995.

Lubricant and lubricant services operating profit was $12 million for the quarter ended September 30, 1996, up 21% compared to $9.9 million operating profit before the restructuring charge for the quarter ended September 30, 1995. Revenues for the quarter ended September 30, 1996 were $244.6 million, up $11 million from $233.6 million for the quarter ended September 30, 1995. Branded and private label motor oil sales volumes for the quarter ended September 30, 1996 increased 8% and 13%, respectively, compared to the same quarter in 1995. Car counts for the quarter ended September 30, 1996 were up 1% and the average ticket price was up 1% at the company's Q Lube operations, compared to the same quarter in 1995. As of January 1, 1996, the company began reporting the results of its fast lube subsidiary, Q Lube, as a component of its core lubricant and lubricant services business. Prior to that, Q Lube had been reported as a separate segment.

The new Consumer Products segment recorded revenues of $44.6 million for the quarter ended September 30, 1996, compared to $22.7 million for the same quarter last year. Operating profit for the quarter ended September 30, 1996 was $4.8 million compared to $2 million for the quarter ended September 30, 1995. The increases are due to increased volume at Slick 50 and the acquisition of Blue Coral.

Truck-Lite operating profit for the quarter ended September 30, 1996 was $1.5 million, up 14% compared to $1.4 million for the quarter ended September 30, 1995. Revenues were basically flat with $20.8 million in 1996 compared to $20.7 million for the quarter ended September 30, 1995.

For the quarter ended September 30, 1996, corporate income was $732,000 compared to $1,093,000 for the quarter ended September 30, 1995. The decrease is primarily due to additional interest income received in 1995. Interest expense increased for the quarter ended September 30, 1996 as a result of the issuance of $100 million of Notes in October 1995 and the increased debt due to the Blue Coral acquisition.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Net income for the nine months ended September 30, 1996 was $19.6 million or $.58 per share, compared to net income of $17.7 million or $.55 per share for
the nine months ended September 30, 1995.   The nine months ended September 30,
1995 included $13.9 million, or $.43 per share, of income from discontinued operations. In addition, the nine months ended September 30, 1995 included a restructuring charge of $17 million, or $10.2 million after-tax. The weighted average shares of capital stock outstanding for the nine months ended September 30, 1996 increased two million shares compared to the same period in 1995, primarily as a result of issuing shares in connection with the acquisitions of Blue Coral and Slick 50. Sales and operating revenues from continuing operations were $890.6 million for the nine months ended September 30, 1996, up $116.3 million from $774.3 million for the nine months ended September 30, 1995. The increase in sales and operating revenues is attributable to increased motor oil volume and the inclusion of Slick 50 for a full nine months and Blue Coral for three months. Operating profit from continuing operations for the nine months ended September 30, 1996 increased 40% to $53.3 million from $38.2 million for the nine months ended September 30, 1995.

Lubricant and lubricant services operating profit was $35.1 million for the nine months ended September 30, 1996, up 31% compared to $26.9 million for the nine months ended September 30, 1995. Revenues for the nine months ended September 30, 1996 were $730.6 million, up $51.1 million from $679.5 million for the nine months ended September 30, 1995. Branded and private label motor oil sales volumes for the nine months ended September 30, 1995 increased 6% and 15%, respectively, compared to the same nine month period in 1995. In addition, 1995 operating results included $1.5 million of LIFO inventory profits. Car counts for 1996 were up 4% and the average ticket price was up 4% at the company's Q Lube operations as compared to the same nine month period in 1995.

The new Consumer Products segment recorded revenues of $92.8 million for the nine months ended September 30, 1996 compared to $22.7 million for the same period last year. Operating profit for the nine months ended September 30, 1996 was $11.8 million compared to $2 million for the quarter ended September 30, 1995. The increase is due to the inclusion of Slick 50 for nine months and Blue Coral for three months in 1996.

Truck-Lite operating profit for the nine months ended September 30, 1996 was $5.6 million, down 36% compared to $8.7 million for the nine months ended September 30, 1995. Revenues were down $3.2 million to $67.1 million from $70.3 million for the nine months ended September 30, 1995. For the nine months, Truck-Lite suffered from softening of the overall truck market. The operating profit and revenue declines are attributable to Truck-Lite changing its product mix to emphasize truck and trailer lighting coupled with overall industry declines in truck and trailer builds.

For the nine months ended September 30, 1996, corporate income was $2.3 million compared to $3.7 million for the nine months ended September 30, 1995. The decrease is primarily due to additional royalty and interest income received in 1995. Interest expense increased for the nine months ended September 30, 1996 as a result of the issuance of $100 million of Notes in October 1995 and the increased debt due to the Blue Coral acquisition. Corporate expenses for the nine months ended September 30, 1996 increased to $15.9 million from $13.9 million for the same period in 1995, due to the increased benefit and lease costs and higher than expected transition costs.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

The effective tax rate for the quarter and nine months ended September 30, 1996 of 40% for continuing operations is higher than the 35% federal rate due to the impact of state and foreign income taxes and nondeductible intangible asset amortization.

In April 1996, the company replaced its $45 million line of credit with a $90 million credit agreement, which was increased to $140 million in September 1996. This credit agreement provides for loans from time to time not in excess of $140 million outstanding at any time, and provides for various interest rate elections by the company. The credit agreement expires September 2001. The company utilized $71.3 million of the credit agreement in the acquisition of Blue Coral in June 1996. As of September 30, 1996, the company had $83 million available under the credit agreement.

On September 30, 1996, the company entered into a $165 million credit agreement, which expires in September 1997. The credit agreement provides for loans from time to time not in excess of $165 million outstanding at any time, and provides for various interest rate elections by the company. As of October 2, 1996, the credit agreement was fully utilized, in connection with the Medo acquisition. The company expects to replace this credit agreement with equity and/or long-term financing prior to September 1997.

The company has various other uncommitted lines of credit which it borrows under from time to time at various interest rates. As of September 30, 1996, the company had borrowings of $20 million outstanding on one such line of credit.

Cash and cash equivalents decreased by $29.2 million over the nine months ended September 30, 1996. The decrease was comprised of $30.5 million net cash provided by operations, $121.1 million net cash used in investing activities and $61.4 million net cash provided by financing activities.

Cash used in investing activities of $121.1 million was primarily due to the $75.6 million cash used in acquisition of businesses, a substantial portion of which related to Blue Coral, and $40.4 million of capital expenditures. Cash provided by financing activities of $61.4 million was primarily due to $10.2 million of cash used for payment of dividends and net borrowings of $71.5 million, a substantial portion of which was used to acquire Blue Coral.

The company plans to open approximately 50 new Q Lube locations over the next twelve to fifteen months, 25 to 30 of which will be free standing units. The remaining units are expected to come from the company's strategic alliances with Monro Muffler and Discount Auto. This expansion is dependent on identifying appropriate locations, availability of capital and economic conditions.

On October 24, 1996 the Board of Directors of the company authorized a quarterly dividend of $.10 per share, payable to shareholders of record as of November 15, 1996.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In its quarterly report on Form 10-Q for the quarter ended June 30, 1996, the company disclosed that the company's subsidiary, Quaker State-Slick 50, Inc. (QS Slick 50) and several of its subsidiaries were named as defendants in four separate proceedings alleging false, misleading, deceptive and/or unsubstantiated advertising claims relating to Slick 50(R) engine treatment. Two additional purported class action suits were filed during the third quarter of 1996. One additional suit filed by Neal Hargett, et. al., in U.S. District Court, for the Northern District of Alabama, on September 24, 1996, alleges conspiracy, fraud, misrepresentation, breach of contract and breach of warranty. A suit filed by Christina Kerksieck, et. al., in the Superior Court for San Francisco County, California on October 11, 1996 alleges violations of the California Consumer Legal Remedies Act, California Business and Professions Code, false advertising, unfair competition, fraud, deceit and negligent misrepresentation. These complaints seek compensatory and punitive damages, imposition of a constructive trust, restitution and injunctive relief, attorneys' fees, court costs and interest on behalf of the purported classes. The company intends to vigorously defend these lawsuits.

Item 6.  Exhibits and Reports on Form 8-K

(a)      3       Bylaws of the Company, as amended and restated on July 25,
                 1996, filed herewith.

         4(a) Indenture between Quaker State and Chemical Bank, as Trustee, related to $100,000,000 of 6.625% Notes due 2005, dated October 24, 1995, filed herewith.

         4(b) Amended and restated $140 million Credit Agreement, dated April 17, 1996 and amended and restated September 27, 1996, between Quaker State and Morgan Guaranty Trust Company of New York, as Agent, with a list of omitted Schedules and Exhibits filed herewith.

         4(c) $165 million Credit Agreement between Quaker State and Texas Commerce Bank National Association, as Agent, dated as of September 30, 1996, with a list of omitted Schedules and Exhibits filed herewith.

         10(a) Amendment to Employment Agreement with Herbert M. Baum dated May 10, 1996, filed herewith.

         10(b) First Amendment to the 1994 Stock Incentive Plan, dated October 24, 1996, filed herewith.

         10(c) Third Amendment to the 1986 Stock Option Plan, dated October 24, 1996, filed herewith.

         10(d) First Amendment to the 1994 Non-Employee Directors' Stock Option Plan, dated October 24, 1996, filed herewith.

         10(e) 1996 Directors' Fee Plan, as amended and restated October 24, 1996 to be effective January 1,1997, filed herewith.

         11 Computation of net income per share for the quarters and nine month periods ending September 30, 1996 and 1995, filed herewith.

         27      Financial Data Schedule, filed herewith.

(b) A current report on Form 8-K was filed by Quaker State on July 13, 1996 and amended on September 11, 1996. Quaker State reported under
         Item 2 the completion of the acquisition of Blue Coral Inc. Financial statements for Blue Coral Inc. and pro forma financial information related to this acquisition were included in an amendment to this report on Form 8-K filed on September 11, 1996.

         A current report on Form 8-K was filed by Quaker State on October 10, 1996. Quaker State reported under Item 2 the completion of the acquisition of Medo Industries Inc. and its affiliated companies
         (Medo). The report included financial statements for Medo. Interim financial and pro forma financial information related to the acquisition will be filed by an amendment to this report to be filed not later than 60 days following the required date for filing.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUAKER STATE CORPORATION
                                                    (Registrant)


 Date  November 13, 1996                By       /s/ Herbert M. Baum
      ------------------                         ----------------------------
                                                 Herbert M. Baum
                                                 Chairman of the Board and
                                                 Chief Executive Officer



 Date  November 13, 1996                By       /s/ C. A. Conrad
      ------------------                         ----------------------------
                                                 Conrad A. Conrad
                                                 Vice Chairman and
                                                 Chief Financial Officer

                            QUAKER STATE CORPORATION

                                  EXHIBIT LIST

The following Exhibits are required to be filed with this quarterly report on Form 10-Q.

Exhibit No. and Document

         3 Bylaws of the Company, as amended and restated on July 25, 1996, filed herewith.

         4(a) Indenture between Quaker State and Chemical Bank, as Trustee, related to $100,000,000 of 6.625% Notes due 2005, dated October 24, 1995, filed herewith.

         4(b)) Amended and restated $140 million Credit Agreement, dated April 17, 1996 and amended and restated September 27, 1996, between Quaker State and Morgan Guaranty Trust Company of New York, as Agent with a list of omitted Schedules and Exhibits, filed herewith.

         4(c) $165 million Credit Agreement between Quaker State and Texas Commerce Bank National Association, as Agent, dated as of September 30, 1996 with a list of omitted Schedules and Exhibits, filed herewith.

         10(a) Amendment to Employment Agreement with Herbert M. Baum dated May 10, 1996, filed herewith.

         10(b) First Amendment to the 1994 Stock Incentive Plan, dated October 24, 1996, filed herewith.

         10(c) Third Amendment to the 1986 Stock Option Plan, dated October 24, 1996, filed herewith.

         10(d) First Amendment to the 1994 Non-Employee Directors' Stock Option Plan, dated October 24, 1996, filed herewith.

         10(e) 1996 Directors' Fee Plan, as amended and restated October 24, 1996 to be effective January 1,1997, filed herewith.

         11 Computation of net income per share for the quarters and nine month periods ending September 30, 1996 and 1995, filed herewith.

         27      Financial Data Schedule, filed herewith.