Form 10-K405
period 1996-12-31
QUAKER STATE CORP
filed 1997-03-27
CIK 81381

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         COMMISSION FILE NUMBER 1-2677


                            QUAKER STATE CORPORATION
             (Exact name of registrant as specified in its charter)


                      Delaware                      25-0742820
           (State or other jurisdiction of      (I.R.S. Employer
           incorporation or organization)       Identification No.)

        225 East John Carpenter Freeway
                   Irving, Texas                        75062
     (Address of principal executive offices)        (Zip Code)


       Registrant's telephone number, including area code:  972-868-0400

          Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
                  Title of each class            on which registered
          ---------------------------------  ------------------------

              Capital Stock, par value       New York Stock Exchange
                   $1.00 per share             Pacific Stock Exchange

          Rights to Purchase Capital Stock,  New York Stock Exchange
              par value $1.00 per share        Pacific Stock Exchange

                 6.625% Notes due 2005       New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 14(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes   X    No
                                                        -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The registrant estimates that as of March 18, 1997 the aggregate market value of the shares of its Capital Stock held by non-affiliates of the registrant was more than $496,465,000.

     As of March 18, 1997, there were 35,097,296 shares of Capital Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Quaker State's 1996 Annual Report to Stockholders are incorporated by reference in Parts I and II of this annual report on Form 10-K.

     Portions of the Proxy Statement for Quaker State's Annual Meeting of Stockholders to be held on May 16, 1997 are incorporated by reference in Part III of this annual report on Form 10-K.
________________________________________________________________________________

                                     PART I

ITEM 1.  BUSINESS.

     Quaker State Corporation ("Quaker State" or the "Company") is a leading producer and marketer of branded and private label motor oils and other lubricants. The Company also operates fast lube centers in certain areas of the United States and Canada, markets automobile engine and fuel treatments, manufactures and sells automobile polishes, car wash products, automotive air fresheners and vehicular safety lighting equipment and operates a materials handling facility in Canada.

     The Company's Lubricants and Lubricant Services segment, through Quaker State's Q Lube, Inc. ("Q Lube") subsidiary, operates fast lube centers which offer consumers quick and economical oil changes and related services for passenger vehicles (primarily under the name "Q Lube") and markets and distributes major national brand, private label and proprietary brand lubricants and other automotive aftermarket products primarily in the United States, Canada and Mexico. The lubricant stocks used in the Company's lubricants are blended with additives and packaged at manufacturing facilities operated by the Company in the United States. Approximately 20% of the base oil stocks used by the Company are produced at its Congo refinery in West Virginia. The Lubricants and Lubricant Services segment also provides collection, transportation and recycling services for used oil, antifreeze and filters in certain regions of the United States.

     The Company's subsidiary Truck-Lite Co., Inc. ("Truck-Lite") manufactures safety lighting equipment for trucks and automobiles, which is sold to original equipment manufacturers and replacement parts distributors.

     Following the appointment of Herbert M. Baum as Chairman and Chief Executive Officer in June 1993, the Company has taken initiatives to increase its share of the branded motor oil market. These efforts have included introducing new products and repositioning the Company's current product line, extending the Company's existing brands, acquiring new brands, creating niche markets for the Company's products, offering incentive programs and marketing allowances to customers and independent distributors, and emphasizing the Quaker State name through a new logo, contemporary packaging and increased advertising.

     Quaker State's goal is to continue the growth of its Lubricant and Lubricant Services businesses and to strengthen further its position as a leading North American motor oil company by capitalizing on the Company's brand name, expanding its Q Lube operations, emphasizing its distribution, customer service and technological capabilities and providing comprehensive lubricant products and services, including the recycling of used oils and related materials.

     In September 1994, the Company acquired the Specialty Oil Companies ("Specialty") and Westland Oil Company, Inc. ("Westland"), which together have provided the Company with a substantial private label motor oil business, two additional blending and packaging facilities and a network of approximately 25 sales and distribution locations. This acquisition expanded the Company's product range and distribution capabilities.

     In 1996, the Company formed a new Consumer Products segment, which is comprised of Slick 50, Inc. ("Slick 50"), Blue Coral, Inc. ("Blue Coral"), and Medo Industries, Inc. and its affiliated companies (collectively, "Medo"). In July 1995, the Company acquired Slick 50, a producer of automotive engine treatments and related automotive chemicals. In June 1996, the Company acquired Blue Coral, a manufacturer and marketer of automobile appearance products, commercial and industrial cleaning products and, through its Blue Coral Systems division, commercial car wash products. In October 1996, the Company acquired Medo. Medo is engaged in the design, manufacture and marketing of air fresheners primarily for use in automobiles. The Company plans to continue to expand its Consumer Products segment by internal growth and by acquiring new companies which capitalize on the Company's strong sales, distribution and customer service capabilities in the automotive aftermarket.

     Quaker State believes that acquisitions will be an important aspect of its corporate strategy. However, there can be no assurance that the Company will be successful in finding other suitable acquisition or expansion opportunities.

     The Company, a Delaware corporation formed in 1931, has its principal executive offices at 225 E. John Carpenter Freeway, Irving, Texas 75062. Its telephone number is (972) 868-0400. For further information about Quaker State's business segments, see Lubricants and Lubricant Services, Truck-Lite, and Consumer Products, below.

LUBRICANTS AND LUBRICANT SERVICES

     Quaker State manufactures, markets and sells lubricants (primarily motor oils for automobiles and trucks) and fuels. The lubricants include transmission fluids, gear lubricants and greases for automobiles and trucks, as well as specialty lubricants designed for other types of vehicles, such as sport utility vehicles, marine craft, motorcycles and snowmobiles. The lubricants are sold under the Quaker State brand name and certain private label and proprietary brand names. The fuels sold by Quaker State include gasoline, fuel oils (diesel fuel and heating oils) and kerosene. Quaker State also purchases and resells automotive consumer products. The administrative offices for the Lubricants and Lubricant Services segment are located in Irving, Texas and Salt Lake City, Utah.

     Quaker State also provides collection, transportation and recycling services for used oil, antifreeze and used oil filters in certain regions of the United States.

     Manufacturing. Motor oils are made by blending additives with lubricant stocks refined from crude oil. Quaker State's motor oils are made from lubricant stocks produced at its Congo refinery located at Newell, West Virginia or from lubricant stocks purchased from other refiners. During 1996, 20% of the lubricant stocks used by Quaker State were produced at the Congo refinery and 80% were purchased from various suppliers. In addition, approximately 80% of the Company's additives during 1996 were purchased from one supplier. The Company believes that alternative sources of supply for lubricant stocks and additives are readily available.

     The Congo refinery is specially designed to maximize the production of lubricant stocks from Pennsylvania Grade crude oil. Crude oil is available from a large number of suppliers. Gasoline, fuel oils and kerosene account for approximately 40% of the output (by volume) of the Congo refinery. The Company is evaluating the possibility of a sale of the Congo refinery.

     Quaker State blends lubricant stocks with chemicals and/or additives to produce motor oils, finished lubricants and related products at five blending and packaging plants owned and operated by Quaker State and its subsidiaries in Vicksburg, Mississippi; Newell, West Virginia; Shreveport, Louisiana; San Antonio, Texas; and Carson, California.

     Quaker State sells the majority of its branded motor oils (by volume) in packages ranging in size from four ounces to 55 gallons; however, it sells a significant amount in bulk. Packaged motor oils are sold primarily in one quart plastic bottles. In the United States, the plastic bottles are made by others to Quaker State's specifications. Quaker State also makes certain plastic containers itself and purchases its other containers from a number of suppliers. Greases and some specialty lubricants sold by Quaker State are privately labeled and made by others to the Company's specifications.

     Raw materials used in the manufacturing process, other than crude oil and containers, consist primarily of lubricant stocks produced by other refiners, chemicals, fuels and additives, which are available from a number of sources. Availability of Pennsylvania Grade crude oil depends primarily on the price which purchasers, including Quaker State, are willing to pay, which in turn depends on the prevailing market prices for all types of crude oil. The available supply of Pennsylvania Grade crude oil has been declining for some time and is expected to continue to decline.

     Quaker State contracts with operators of tank truck fleets to gather crude oil produced in eastern Ohio and western Pennsylvania and transport it to the Congo refinery or to a crude oil terminal and storage complex owned and operated by Quaker State at Magnolia, Ohio. From there, crude oil flows through a pipeline to the Congo refinery. Other crude oil is gathered by regulated pipeline companies and barged to the Congo refinery.

     Domestic Sales. Quaker State sells motor oils and other lubricants to retailers directly and through independent distributors. In addition, sales to one customer by the Lubricants and Lubricant Services segment were material to the segment.

     Direct sales are made to national and regional chain stores, to fast lube centers and to resellers and end users primarily in large metropolitan areas. The resellers include wholesalers and retailers, and the end users include industrial and commercial accounts and fleet customers.

     As of December 31, 1996, there were 85 independent distributors selling Quaker State products in all 50 states. Independent distributors resell to service stations, retailers, automobile dealers, repair shops, fast lube centers, automobile parts stores, retail food chains, fleet and commercial customers and wholesale outlets.

     Gasoline, fuel oils and kerosene are sold F.O.B. the Congo Refinery to wholesalers located for the most part in Ohio, Pennsylvania and West Virginia.

     Sales of automotive consumer products are made to the same entities to which lubricant sales are made. The leading products sold by this segment, other than lubricants, are oil, air and fuel filters.

     The Company also sells antifreeze, brake and power steering fluids, fuel additives, spray lubricants and cleaners and automotive undercoatings.

     Fast Lube Centers. Quaker State's Q Lube subsidiary is one of the largest operators and franchisers of fast lube centers in the United States. Fast lube centers are service outlets providing quick and inexpensive oil changes, lubrication and related services and products for automobiles. Q Lube provides oil changes and lubrication services to consumer vehicles and related products and services such as air filters, breathers, PCVs, wipers, headlights, engine treatments, coolant system drain and refill services, and automatic transmission services. In January 1996, McQuik's Oilube, Inc., a former subsidiary, was merged into Q Lube. Fast lube centers owned by Q Lube and its franchisees are operated under the names Q Lube, McQuik's Oilube or Quaker State Minit-Lube. Q Lube is expanding its service offerings in certain locations to include coolant flushing, vacuuming, air-conditioning system recharging and possibly other services.

     Q Lube is one of Quaker State's largest outlets for Quaker State motor oils. In 1991, Q Lube began to convert its company-operated fast lube centers to the name Q Lube, featuring heightened Quaker State identification. Because of the success of the conversions, Q Lube has been redesigning virtually all of its company-operated centers to Q Lube identification and plans to complete the conversion by the end of 1997. At the end of 1996, Q Lube owned 142 locations, leased 290 locations, and licensed 55 franchisees to use the Q Lube name. Most of the Q Lube locations are in 24 states primarily in the Western, Midwestern and Southern United States.

     Docks. A Quaker State subsidiary, Valley Camp Inc., operates a leased bulk materials handling facility in Thunder Bay, Ontario.

     Foreign and Export Sales. Quaker State's Canadian subsidiary, Quaker State, Inc. ("QSI"), has been a marketer of Quaker State branded motor oils in Canada for many years. Sales in Canada are made primarily through independent distributors and fast lube centers under contract with QSI, but also directly to customers. Quaker State believes that Quaker State motor oil is the largest selling brand in Canada.

     Quaker State sells branded motor oils in Japan through a Quaker State subsidiary and in Mexico through a licensee. Quaker State believes that Quaker State motor oil is one of the largest selling independent brands in Mexico.

     Quaker State makes export sales of motor oils in 66 foreign countries through independent distributors. The largest amount of export sales is made in the Dominican Republic. During 1996, Quaker State also made a significant part of its export sales to Guatemala, Ecuador, Poland, Sweden and Taiwan.

     Small amounts of greases, gear lubricants and automotive consumer products such as filters and chemicals are exported to certain foreign countries.

     During the three years ended December 31, 1996, total revenues from foreign operations, including export sales, were: 1996 - $77,368,000; 1995 - $78,260,000; and 1994 - $68,661,000. The revenues for 1994 include Specialty and Westland revenues from the time of acquisition. The largest component of these revenues comes from Canada.

     During 1996, revenues from the Lubricant and Lubricant Services segment comprised approximately 81% of the Company's total sales and operating revenues from continuing operations. See, "Marketing by the Lubricants and Lubricant Services and Consumer Products Segments" below for further information.

CONSUMER PRODUCTS

     During 1996, the Company formed a new Consumer Products Segment, which is comprised of Slick 50, Blue Coral and Medo.

     Manufacturing. Slick 50 purchases motor oils, additives and chemicals and contracts with an outside packager to blend these materials into finished products in accordance with Slick 50's specifications. Blue Coral purchases chemicals, waxes and cleaners from a variety of suppliers, and blends and packages finished products in Cleveland, Ohio. Blue Coral owns its manufacturing and headquarters facilities, and leases its distribution facilities in Cleveland, Ohio. Slick 50 and Blue Coral have shared the Blue Coral facilities in Cleveland, Ohio since the beginning of 1997.

     Blue Coral Systems arranges for the bulk manufacturing of products which it sells to commercial and industrial users from its leased headquarters facility in Tucson, Arizona. Medo purchases paperboard, containers and fragrances from a variety of suppliers, and manufactures and distributes finished air fresheners at its leased Baltimore, Maryland facility. Raw materials used in the Medo manufacturing process are generally available from several suppliers. Medo leases its corporate headquarters in Tarrytown, New York.

     Domestic Sales. The Consumer Products segment accounted for 12% of the Company's total consolidated revenues in 1996. In addition, sales to two customers by the Consumer Products segment were material to that segment.

     Foreign and Export Sales. Products are sold in approximately 75 foreign countries, primarily through subsidiaries of Blue Coral and Slick 50, independent distributors and a direct sales unit in Japan. Blue Coral sells automotive appearance products into 30 foreign countries (excluding Canada, Mexico, South America and the Caribbean), Slick 50 sells its engine treatment and other products into 40 foreign countries, and Medo sells its products into 75 foreign countries. Slick 50 and Blue Coral operations lease their United Kingdom headquarters facilities, and use third party contract manufacturers in the United Kingdom to produce products such as appearance products, engine, fuel and radiator additives. Blue Coral also leases warehouse space in the United Kingdom and Singapore. Slick 50 leases office space in Monaco, which serves as the primary headquarters of its international distribution outside the United Kingdom, Canada, Mexico and South America. Slick 50's principal foreign markets are the United Kingdom, Spain, France, Germany, Australia and Asia. Blue Coral's major foreign markets are in countries in which it has exclusive distributors, namely, France, Japan, Poland and Turkey. Medo distributes all its branded products internationally through independent third party distributors.

     During the three years ended December 31, 1996, total revenues from foreign operations, including export sales, were: 1996 - $12,543,000; 1995 - $3,298,000; and 1994 - $0. The revenues from 1995 include Slick 50 revenues from the date of acquisition and for 1996 include Blue Coral and Medo from the dates of acquisition. The largest component of these revenues comes from the United Kingdom.

MARKETING BY THE LUBRICANTS AND LUBRICANT SERVICES AND CONSUMER PRODUCTS
SEGMENTS.

     Quaker State's Lubricants and Lubricant Services and Consumer Products segments aggressively market their products. In particular, these segments rely heavily on media advertising to project the quality image of their products and to maintain their respective competitive positions.

     In addition to media advertising, total marketing costs include sponsorship of automobile racing teams, participation in automotive trade shows and distribution of promotional materials. Quaker State also provides marketing allowances to its customers and has incentive programs for its direct retail customers and independent distributors. All products are generally sold through independent distributors to major national retailers, mass merchandisers, and automotive chains. In addition, Medo sells products through food and drugstore chains and Blue Coral Systems sells car appearance products to commercial and industrial users such as car washes, primarily through its sales staff.

     The Lubricant and Lubricant Services segment has U.S. and foreign trademark registrations or applications in effect covering the use of its trademarks and service marks Quaker State(R), Q Lube(R), Lubriguard(TM), Itasca(R) and other product names, logos and designs utilized in connection with the sale of its products. The Consumer Products segment has U.S. and foreign trademark registrations or applications in effect covering the use of its trademarks and service marks Slick 50(R), Blue Coral(R), Black Magic(TM), Westley's(R), Polyglycoat(R), Bleche-Wite(R), Medo(R), leaf design(R), Ultra Norsk(R), and Ozium(R). Quaker State believes that these registrations and applications are important to the success of its marketing efforts and have been effective in preventing use of the trademarks by others. The trademark registrations expire at various dates, but in each case may be renewed.

     Medo uses a number of trademarks of third parties pursuant to license agreements which expire on various dates. These agreements are material to Medo's business and Medo generally negotiates extensions as the agreements expire.

     In 1996, sales by the Lubricants and Lubricant Services and Consumer Products segments to Wal*Mart and its affiliated companies exceeded 10% of Quaker State's consolidated revenues.

TRUCK-LITE

     Quaker State's Truck-Lite subsidiary manufactures vehicular safety lighting equipment, which is sold to original equipment manufacturers and replacement parts distributors. Truck-Lite's product line consists of custom designed safety and interior lights for passenger cars, light trucks and vans; sealed and bulb replaceable stop, turn and indicator lights for heavy-duty trucks; and sealed wiring harness systems for heavy-duty truck trailers. Truck Lite's administrative offices are located in an owned facility in Falconer, New York.

     Most of Truck-Lite's products for passenger cars, light trucks and vans are manufactured in Falconer, New York. Heavy-duty truck and truck trailer products are manufactured at leased facilities in Coudersport, McElhattan and Wellsboro, Pennsylvania.

     Truck-Lite owns several trademark registrations for its Truck-Lite(R) mark and several patents on a number of its products.

     Products for passenger cars, light trucks and vans are distributed from the Falconer facility. Products for heavy-duty trucks and truck trailers are distributed from leased facilities in McElhattan, Pennsylvania and Sacramento, California. Truck-Lite also manufactures specially designed heavy-duty lighting products for sale in Europe through a subsidiary formed for this purpose. Products are generally distributed directly to original equipment manufacturers and distributors. Sales to one customer by Truck-Lite were material to the segment.

     Truck-Lite accounted for 7% of the Company's total consolidated revenues in 1996.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Financial information and certain information (identifiable assets, capital expenditures and depreciation, depletion and amortization) for Quaker State's operations by business segment (i.e., Lubricants and Lubricant Services, Consumer Products and Truck-Lite) are set forth in the segment information which appears on pages 20 and 21 of the Quaker State Annual Report for the period ended December 31, 1996 ("1996 Annual Report") as well as under the heading "Management's Discussion and Analysis" which appears on pages 18 through 20 of the 1996 Annual Report. This financial information is incorporated in this item by reference.

COMPETITION

     Lubricants and Lubricant Services. The branded motor oil business is highly competitive. The major competitors of Quaker State and their principal brands of motor oil are Pennzoil Company (Pennzoil(R)), Ashland Oil, Inc. (Valvoline(R)), Texaco, Inc. (Havoline(R)) and Burmah Castrol PLC (Castrol(R)). The principal methods of competition in the branded motor oil business are product quality, distribution capability, advertising and sales promotion. Quaker State also competes with Pennzoil Company in the purchase of Pennsylvania Grade crude oil. In the sale of private label lubricants, Quaker State competes with Ashland, Inc. and a number of small blending and packaging companies. The principal methods of competition are product quality and price. The fast lube business is also highly competitive. The major competitors of Q Lube are Jiffy Lube International, Inc. (a subsidiary of Pennzoil Company) and Ashland Oil, Inc. through its Valvoline Instant Oil Change centers. In addition to competing with other fast lube centers, Q Lube competes with local automobile dealers, service stations and garages. The principal methods of competition are quality of service, speed, location, warranty, price, convenience, reliability and sales promotion. In the waste oil collection, transportation, management and recycling business, Quaker State competes with Safety Kleen Corporation; International Petroleum Corp.; First Recovery, Inc., a division of Ashland, Inc.; and a number of regional waste oil haulers. The principal methods of competition are price, location, quality, environmental indemnification and reliability of service. In foreign countries, Quaker State competes with foreign manufacturers (including some that are government-owned) and with its major U.S. competitors. In Canada the primary methods of competition are price, service, sales support programs, brand acceptance, and marketing programs.
Many of the competitors, particularly the major integrated oil companies, have substantially greater finished motor oil capacities and financial resources than Quaker State.

     Consumer Products. The major competitors of Slick 50 and their principal brands of engine additives and functional fluids are Ashland Oil, Inc. (Valvoline TM8(TM) engine treatment), Howe Laboratories (Duralube(R) brand engine treatment and fuel system cleaner), Turtle Wax (Lubricator

2001(TM) engine treatment, and Sure Fire(TM) fuel treatment); Prestone Products Corporation (Prestone(R) brand functional fluids); Nationwide Industries/Snap Products (Snap(R) products); Octane Boost Corporation (104+ Octane Boost(R) fuel system cleaner); Chevron Corporation (Pro-Gard(R) fuel system cleaner); Pennzoil Products Company (Gumout(R) fuel system cleaner); and Castrol Limited (fuel treatment). The car appearance products business is also highly competitive. The major competitors of Blue Coral are Armor All Products Corporation (Armor All(R) brand products), Turtle Wax, Inc. (Turtle Wax(R) products), and First Brands (STP(R) Son of a Gun!(R) cleaners, Simoniz(R) waxes and polishes). Blue Coral Systems, the industrial and commercial sales arm for Blue Coral products, competes with the same companies as Blue Coral and with Zep Manufacturing Company (Zep(R) brand products). The automotive air freshener business is also highly competitive. The major competitor of Medo is Car Freshner Corporation (Car-Freshner(R), Tree design(R)), and Medo competes with many other smaller competitors, among them California Scents Corporation (California Scents(R), Cool Jel(R), Spritzers(R) brands), and New Ideas International, Inc. (New Ideas International(R), Filtermate(R), Scent Clip(R)). The principal methods of competition for the Consumer Products segment are price, quality, delivery, warranty terms, technical innovation, advertising and sales promotion.

     Slick 50's competitive factors internationally are price and product performance. Blue Coral's primary competitors in the international arena are its main United States competitors and Johansons and Holt. Blue Coral's primary methods of competition internationally are price, product performance, co-operative advertising support and services.

     Truck-Lite. Truck-Lite operates generally in two markets, the heavy duty truck and trailer market and the automotive passenger car market. Truck-Lite competes with other independent manufacturers including Grote Industries, Inc., Peterson Manufacturing Co., Inc. and the Signal-Stat Division of Federal Mogul Corporation, as well as with companies owned by truck and automobile manufacturers. The principal methods of competition are brand awareness, quality, performance, product availability, price and technical innovation.

RESEARCH AND DEVELOPMENT

     Research and development activities in lubricants and lubricant services are directed toward continued improvement of Quaker State motor oils, other lubricants and engine additives and the development of new or improved automotive consumer products. Research and development personnel develop quality control programs to assure the continuous production of high quality products and provide extensive technical services to the manufacturing, packaging, sales and marketing operations as well as to customers. The amounts spent on research and development by Quaker State during the three years ended December 31, 1996 were not material.

ENVIRONMENTAL REGULATIONS AND EXPENDITURES

     Quaker State and certain of its subsidiaries as well as its competitors are subject to federal, state and local air, water, land use and waste management laws and regulations. In particular, these laws and regulations affect all manufacturing operations, distribution locations, collection of used oil and other automotive fluids and fast lube operations.

     Capital expenditures for environmental control facilities during 1996 were approximately $1.9 million and capital expenditures for pollution control facilities during 1997 are expected to amount to approximately $10.0 million. This forward looking statement is contingent upon competitive pricing and market availability of materials needed to complete the environmental and pollution control facilities.

     The capital expenditures for environmental control facilities in 1996 were primarily made for upgrading and replacing underground storage tanks in Q Lube's operations, upgrading bulk oil storage facilities at Company operated facilities, and construction of two boiler stack extensions at the Congo refinery. Anticipated expenditures in 1997 for environmental control facilities include expenditures for wastewater treatment and air pollution controls at the Congo refinery, continued upgrading and replacement of underground storage tanks in the Q Lube operations and upgrading of bulk oil storage facilities.

     Quaker State and certain of its subsidiaries have received notices from the United States Environmental Protection Agency (the "USEPA") and similar state agencies that they may be responsible under federal and/or state Superfund laws for response and clean-up costs (see Item 3 of this annual report).

     Quaker State expects that it will incur some expenditures related to environmental indemnities for previously discontinued operations.

     For further information with respect to environmental expenditures, see the information under the heading "Management's Discussion and Analysis", and Notes 1, 10 and 11 of the Notes to Consolidated Financial Statements, contained in Quaker State's 1996 Annual Report.

EMPLOYEES

     As of December 31, 1996, Quaker State and its subsidiaries had 6,002 employees, of whom 5,598 were full-time employees and 404 were temporary and part-time employees.

     Approximately 6.5% of the Company's full-time employees are represented by various labor unions. Collective bargaining agreements are in effect with all of the unions.

ITEM 2.  PROPERTIES.

     Information with respect to the location and general character of the materially important principal properties of Quaker State and its subsidiaries, identified by the business segments utilizing such properties, is included in
Item 1 of this annual report and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

     Congo Refinery Environmental Litigation. In December 1993, the United States commenced a lawsuit against Quaker State in the United States District Court for the Northern District of West Virginia (the "Court"). The Amended Complaint alleged, among other things, that Quaker State had violated the federal Resource Conservation and Recovery Act ("RCRA") and the federal Clean Air Act at its Congo, West Virginia refinery. The Amended Complaint requested injunctive relief and civil penalties not exceeding $25,000 for each day of violation of RCRA and the Clean Air Act. Quaker State disclosed that a tentative settlement was reached in this matter in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. On November 12, 1996, a proposed consent decree was lodged with the Court. On February 10, 1997 the consent decree was entered by the Court and the lawsuit was dismissed. As part of the consent decree, Quaker State has agreed to a $2.9 million civil penalty assessment, which will be satisfied by supplemental environmental projects valued at approximately $1.2 million and a payment of approximately $1.7 million. The Company has paid the cash portion of the civil penalty and begun work towards compliance with the consent decree at the Congo, West Virginia refinery.

     Petrochem/Ekotek Superfund Site. In December 1988, Q Lube received a notice from the USEPA pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), identifying Q Lube as a potentially responsible party ("PRP") for response and clean-up costs with respect to a waste disposal site known as the Petrochem/Ekotek Superfund Site in Salt Lake City, Utah. In August 1989, Q Lube and 34 other respondents entered into a Consent Order under which they agreed to fund the costs to clean-up the surface of the contaminated property. The respondents have advanced $10,000,000 toward these costs, of which Q Lube's share to date has amounted to approximately $600,000. A comprehensive remedial investigation and feasibility study of this site has been completed, and the USEPA has issued its record of decision ("ROD") containing the plan for further remediation. On January 31, 1997, the PRP group of which Q Lube is a member received a special notice letter offering the opportunity to negotiate a settlement with the USEPA to perform remedial design/remedial action activities at the Ekotek Superfund Site to implement the ROD.

     For further information with respect to CERCLA matters, see the information under the heading "Management's Discussion and Analysis," and Note 11 of the Notes to Consolidated Financial Statements, contained in the 1996 Annual Report.

     Slick 50. The Federal Trade Commission filed an administrative proceeding on July 16, 1996 seeking an order that Quaker State Slick 50, Inc. ("Slick 50"), a subsidiary of the Company, and several Slick 50 subsidiaries cease and desist from making certain product claims and refrain from making other product claims without adequate substantiation. The respondents in the FTC proceeding and Quaker State in some instances were later named as defendants in nine lawsuits filed on behalf of purported classes of purchasers of Slick 50(R) engine treatment alleging that false, misleading, deceptive and/or unsubstantiated advertising claims were made for Slick 50(R) engine treatment. The representative plaintiffs in such actions, the date of filing and the court in which each suit is pending are, respectively:

     a) Torres, July 18, 1996, the District Court for Harris County, Texas;
     b) Lombardi, July 19, 1996, U.S. District Court for the Eastern District of New York;
     c) Weiss, July 23, 1996, U.S. District Court for the Southern District of New York;
     d) Hargett, September 24, 1996, U.S. District Court for the Northern District of Alabama;
     e) Kerksieck, October 11, 1996, the Superior Court for San Francisco County, California;
     f) Davis, November 18, 1996, U.S. District Court for the Northern District of Alabama;
     g) Hammack, December 19, 1996, the Circuit Court of Franklin County,
        Alabama;
     h) Mayo, February 5, 1997, Circuit Court of Cook County, Illinois; and
     i) Garza, March 14, 1997, District Court of Hidalgo County, Texas.

The complaints allege claims in various combinations for fraud, deceit, negligent misrepresentation, and violation of certain state consumer protection laws and seek compensatory and punitive damages, imposition of a constructive trust, restitution and injunctive relief, attorneys' fees, court costs and interest on behalf of the purported classes. In another proceeding filed by Henri Carnal on December 20, 1996 in the Superior Court for San Francisco County, California, injunctive relief and restitution are sought for alleged deceptive marketing practices pursuant to the California Business and Professions Code. The Company is vigorously defending all of these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                       EXECUTIVE OFFICERS OF QUAKER STATE

     The following table lists the names, period of service with the Company, ages and positions held with Quaker State of all executive officers of Quaker State as of March 18, 1997. There are no family relationships between any executive officer or Director of Quaker State and any other Director or executive officer of Quaker State. The executive officers serve at the discretion of the Board of Directors and are elected annually by the Board of Directors immediately after each Annual Meeting of Stockholders.


                With Company
     Name           Since             Position
------------    ------------  ------------------------------------------

John D. Barr        1995      Director since October 1995; President and
                              Chief Operating Officer since July 1995; Senior
                              Vice President of Ashland, Inc. and President of
                              its subsidiary The Valvoline Company
                              (manufacturer of motor oils and lubricants) from
                              March 1987 to July 1995; age 49.
Herbert M. Baum     1993      Chairman and Chief Executive Officer since June
                              1993; President of Quaker State from September
                              1994 to July 1995; Executive Vice President of
                              Campbell Soup Company (manufacturer of food
                              products) from November 1989 to June 1993, and
                              President, Campbell North and South America from
                              January 1992 to June 1993; Director of Dial
                              Corporation, Meredith Corporation and Whitman
                              Corporation; age 60.
Charles F. Bechtel  1993      Vice President of Quaker State, and President,
                              Quaker State Lubricants since November 1996;
                              Senior Vice President, Sales, Lubricants and
                              Lubricant Services Division (formerly Motor Oil
                              Division) from October 1995 to October 1996;
                              Executive Vice President, Sales and Marketing,
                              Motor Oil Division from November 1994 to October
                              1995; Executive Vice President, Sales, Motor Oil
                              Division from November 1993 to November 1994;
                              President, Bechtel and Associates (sales
                              consulting firm), from October 1992 to November
                              1993; Executive Vice President, Sales of 21st
                              Century Foods, Inc. from

                                       12

                              September 1992 to November 1993; and Executive
                              Vice President and Chief Operating Officer of Old
                              Fashioned Kitchens, Inc. from August 1991 to
                              September 1992; age 52.
Conrad A. Conrad    1974      Director since January 1988; Vice Chairman of
                              Quaker State since September 1994; Chief
                              Financial Officer of Quaker State since July
                              1995; Chief Administrative Officer of Quaker
                              State from September 1994 to July 1995; President
                              and Chief Operating Officer of Quaker State from
                              February 1990 to September 1994; age 51.
Paul E. Konney      1994      Senior Vice President, General Counsel and
                              Secretary since July 1996; Vice President and
                              General Counsel from September 1994 to July 1996
                              and Secretary since January 1995; private
                              practice of law from July 1993 to September 1994;
                              Senior Vice President-General Counsel and
                              Secretary of Tambrands Inc. from April 1989 to
                              July 1993; age 52.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Quaker State capital stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the trading symbol KSF. The market prices of Quaker State capital stock appear under the caption "Quaker State
(KSF) Market Prices by Quarter" on page 37 of the 1996 Annual Report. Dividend information appears in Note 16 of the Notes to Consolidated Financial Statements contained in the 1996 Annual Report. All such information is incorporated in this annual report by reference. As of March 18, 1996, there were 9,066 holders of record of Quaker State's capital stock.

     RECENT SALES OF UNREGISTERED SECURITIES. Set forth below is information regarding all securities of Quaker State sold by Quaker State within the past three years which were not registered under the Securities Act of 1933, as amended (the "Act"). All references in the chart to "Quaker State Shares" mean Quaker State Capital Stock, par value $1.00 per share.

  DATE OF       NUMBER OF QUAKER
   SALE           STATE SHARES      DESCRIPTION OF TRANSACTION INCLUDING PARTIES AND CONSIDERATION
------------  --------------------  --------------------------------------------------------------
  9/30/94          4,000,000        Quaker State Shares were exchanged in connection with the
                                    acquisition of shares of Westland from the Westland
                                    shareholders.  The total value of the Quaker State Shares
                                    upon issuance was $57.8 million.  The exemption from
                                    registration relied upon was Section 4(2) of the Act.
  7/11/95          1,260,403        Quaker State Shares and other Quaker State equity rights were exchanged in connection with the acquisition of shares of
                                    Slick 50 from the Slick 50, Inc. I stockholders. The total value of the Quaker State Shares upon issuance was $19.5
                                    million.  The Quaker State equity rights had no ascertainable value upon issuance.  The exemption from registration relied upon was Section 4(2) or Regulation D, Rule 506 under the
                                    Act.*  In accordance with such exemption, Quaker State
                                    reasonably believed all of the Slick 50, Inc. I stockholders were "accredited investors," as defined in Regulation D, Rule
                                    501(a), of the Act or constituted, collectively, no more than
                                    35 non-accredited investors.
  6/30/96          2,956,328        Quaker State Shares were exchanged in connection with the
                                    acquisition of shares of Blue Coral, Inc. from the Blue Coral stockholders. The total value of the Quaker State Shares upon issuance was $43.5 million.  The exemption from registration relied upon was Section 4(2) or Regulation D, Rule 506 under the Act.*  In accordance with such exemption, Quaker State reasonably believed that all of the Blue Coral, Inc.
                                    stockholders were "accredited investors," as defined in
                                    Regulation D, Rule 501(a), of the Act.
  12/10/96          354,374         Quaker State Shares were exchanged in connection with the
                                    relinquishment of certain Quaker State equity rights held by the former Slick 50, Inc. I stockholders. The total value of the Quaker State Shares upon issuance was $6.0 million.  The exemption from registration relied upon was Section 3(a)(9)
                                    of the Act.*  In accordance with such exemption, the former
                                    Slick 50, Inc. I stockholders were existing security holders of Quaker State who exchanged securities of Quaker State  for
                                    Quaker State Shares and did not pay any additional
                                    consideration for such Quaker State Shares.  No commission or other remuneration was paid or given directly or indirectly for soliciting  such exchange.

* On December 23, 1996 a Form S-3 registration statement was declared effective which registered 2,024,989 shares of restricted stock for resale through April 22, 1997. These shares included all shares held by the former Slick 50, Inc. I shareholders and shares held by certain former shareholders of Blue Coral, Inc.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item 6 appears under the caption "Five-Year Summary of Net Income and Comparative Statistical Data" on page 22 of the 1996 Annual Report and is incorporated in this annual report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Discussion and Analysis of Financial Condition and Results of Operations required by this Item 7 appears on pages 18 through 20 of the 1996 Annual Report and is incorporated in this annual report by reference.

     From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

     o The pattern of the Company's sales, including variations in sales volume within periods and sales to significant customers, which makes forward-looking statements about sales and earnings difficult and may result in variance of actual results from those contained in statements made at any time prior to any given period's close;
     o The Company's ability to develop, produce and market new and innovative products and services on which future operating results depend. There are a number of risks inherent in these activities, including technological changes, manufacturing facility capacity, availability of raw materials and critical manufacturing equipment, changing customer needs and competitive reactions;
     o Vigorous competition within the Company's product markets, including pricing and promotional, advertising or other activities in order to preserve or gain market share in any segment, the timing of which cannot be foreseen;
     o Global or regional economic factors and potential changes in laws and regulations affecting the Company's various businesses in over 75 countries around the world, including, changes in product mix, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, which could impact the Company's financial condition and results of operation;
     o The market price of the Company's Capital Stock or other securities, which could be subject to fluctuation in response to quarterly variations in operating results, changes in analysts' earnings estimates, market conditions, press releases issued by the Company, and general economic conditions and other factors external to the Company, thereby affecting the availability of capital to the Company;
     o The impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations and organizational structures;
     o The costs and effects associated with legal or administrative proceedings and any required remedial action, anticipated or unanticipated;
     o Real estate prices and the Company's ability to negotiate effectively based on competitive factors, which could cause the number of new Q Lube facilities to differ from the number projected and could affect expenses in other segments; and
     o Significant competitive pricing pressures and intense competition for qualified, skilled employees, which could affect profitability, productivity and/or expenses.

ITEM 8.  FINANCIAL STATEMENTS.

     The following financial statements and related report on the consolidated financial statements of Quaker State and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 required by this Item 8 appear on the pages indicated in the 1996 Annual Report and are incorporated in this annual report by reference:

                                                            PAGE(S) IN 1996
        FINANCIAL STATEMENTS AND RELATED REPORT              ANNUAL REPORT
      ----------------------------------------------------   -------------


      Consolidated Statement of Income for the
      years ended December 31, 1996, 1995 and 1994                23
      Consolidated Statement of Cash Flows for the
      years ended December 31, 1996, 1995 and 1994                24
      Consolidated Balance Sheet as of December 31, 1996
      and 1995                                                    25
      Consolidated Statement of Stockholders' Equity
      for the years ended December 31, 1996, 1995 and 1994        26
      Notes to Consolidated Financial Statements                  27
      Financial Results by Quarter                                35
      Report of Independent Certified Public
      Accountants, dated January 28, 1997                         36


     The supplementary financial information required by this Item 8 appears in
Note 16 of the Notes to Consolidated Financial Statements contained in the 1996 Annual Report and is incorporated in this annual report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10 THROUGH 13.

     Information concerning the executive officers of Quaker State appears at the end of Part I of this annual report. In accordance with the provisions of General Instruction G to Form 10-K, the other information required by Item 10 (Directors and Executive Officers of the Registrant) and the information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated in this annual report by reference from the definitive Proxy Statement to be filed by Quaker State pursuant to Regulation 14A no later than April 30, 1996 (except for the information required to be included in such Proxy Statement by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS:

The consolidated financial statements of Quaker State and its subsidiaries, together with the report of Coopers & Lybrand L.L.P. dated January 28, 1997, appearing on pages 23 through 35 and on page 36, respectively, of the 1996 Annual Report are incorporated in this annual report by reference (see Item 8 above).

(a)(2) FINANCIAL STATEMENT SCHEDULES:

The financial statement schedule and related report listed below are filed as part of this annual report:

                                                           PAGE IN THIS
         FINANCIAL STATEMENT SCHEDULE AND RELATED REPORT  ANNUAL REPORT
         -----------------------------------------------  -------------

         Report of Independent Certified Public
          Accountants, dated January 28, 1997             S-1

         Schedule II -- Valuation and Qualifying
          Accounts for the years ended December 31,
          1996, 1995 and 1994                             S-2


     All other financial statement schedules are omitted because they either are not applicable or are not material, or because the information required therein is contained in the consolidated financial statements or notes thereto set forth in the 1996 Annual Report.

(a)(3) EXHIBITS:

     The exhibits listed below are filed as a part of this annual report:


EXHIBIT
  NO                                   DOCUMENT
-------                                --------

2(a)         Asset Purchase Agreement by and among the Company, BC Acquisition
             Corporation, Blue Coral, Inc. and the Blue Coral Stockholders dated as of June 7, 1996, with list of omitted schedules and exhibits
             (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated June 28, 1996 and incorporated herein by reference).

2(a)(i)      Purchase Agreement dated December 12, 1996, among the Company, Blue
             Coral, Inc., Sheldon Adelman, Joel Adelman and the Trust, with exhibits (filed as Exhibit 99.3 to the Company's Current Report on
             Form 8-K dated December 12, 1996 and incorporated herein by reference).



2(b)         Stock Purchase Agreement by and among the Company and the Medo
             Shareholders, dated as of August 30, 1996, with list of omitted schedules and exhibits (filed as Exhibit 2(a) to the Company's
             Current Report on Form 8-K dated October 2, 1996 and incorporated herein by reference).

2(b)(i)      Amendment No. 1 to Stock Purchase Agreement dated as of October 2,
             1996 (filed as Exhibit 2(b) to the Company's Current Report on Form
             8-K dated October 2, 1996 and incorporated herein by reference).

3(i)         Composite Certificate of Incorporation of the Company (filed as
             Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

3(ii)        Bylaws of the Company, as amended to July 25, 1996 (filed as
             Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

4(a)         Rights Agreement, dated as of September 28, 1995, between the
             Company and Mellon Securities Trust Company, as Rights Agent (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated
             October 20, 1995 and incorporated herein by reference).

4(b)         Escrow Agreement among the Company and the former Slick 50, Inc.
             Shareholders dated November 14, 1996 (filed herewith).

4(c) Escrow Agreement among the Company and the Blue Coral Stockholders, dated as of June 28, 1996 (filed as Exhibit 4 to the Company's
             Current Report on Form 8-K dated June 28, 1996 and incorporated herein by reference).

4(c)(i)      Purchase Agreement dated December 12, 1996, among the Company, Blue
             Coral, Adelman, Joel Adelman and the Trust, with exhibits (filed as
             Exhibit 99.3 to the Company's Current Report on Form 8-K dated
             December 12, 1996 and incorporated herein by reference).

4(d)         Form of Indenture between Quaker State and Chemical Bank, as
             Trustee, related to $100,000,000 of 6.625% Notes due 2005 (filed as
             Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

4(e)         Amended and restated $140 million Credit Agreement, dated April 17,
             1996 and amended and restated September 27, 1996, between Quaker
             State and Morgan Guaranty Trust Company of New York, as agent, with a list of omitted schedules and exhibits (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1996 and incorporated herein by reference).


4(f)         $165 million Credit Agreement between Quaker State and Texas
             Commerce Bank National Association, as Agent, dated as of September
             30, 1996, with a list of omitted schedules and exhibits (filed as Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

10(a)        1986 Stock Option Plan, as amended through April 30, 1987 (filed as
             Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).*

10(a)(i) Resolution, adopted on February 27, 1992 by the Board of Directors of Quaker State, amending Section 5(D) of the 1986 Stock Option
             Plan (filed as Exhibit 10(c) to Form 10-K for the fiscal year ended
             December 31, 1991 and incorporated herein by reference).*

10(a)(ii)    Third Amendment to the 1986 Stock Option Plan, dated October 24,
             1996 (filed as Exhibit 10(c) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

10(b)        1994 Non-Employee Directors' Stock Option Plan (filed as Exhibit
             10(d) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10(b)(i)     First Amendment to the 1994 Non-Employee Director's Stock Option
             Plan, dated October 24, 1996 (filed as Exhibit 10(d) to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1996 and incorporated herein by reference).*

10(c) 1994 Stock Incentive Plan (filed as Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10(c)(i)     First Amendment to the 1994 Stock Incentive Plan, dated October 24,
             1996 (filed as Exhibit 10(b) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).*

10(d) 1996 Directors' Fee Plan, as amended and restated October 24, 1996 to be effective January 1, 1997 (filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1996 and incorporated herein by reference).*

10(e)        Forms of Split Dollar Life Insurance Agreement and related
             Collateral Assignment Agreement (filed as Exhibit 10(c) to Form
             10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).*

10(e)(i)     First Amendment to Split Dollar Life Insurance Agreement (filed as
             Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

                                       19


10(f)        Annual Incentive Bonus Plan, as amended and restated effective
             January 1, 1995 (filed as Exhibit 10(a) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10(g)        Quaker State Amended and Restated Severance Plan, effective
             September 30, 1988 (filed as Exhibit 28.1 to Form 8-K filed on
             October 17, 1988 and incorporated herein by reference).*

10(h)        Articles X and XI of the Quaker State Salaried Pension Plan, as
             Amended and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries (filed as Exhibit 28(b) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).*

10(i)        Articles X and XI of the Quaker State Hourly Pension Plan, as
             Amended and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries (filed as Exhibit 28(e) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).*

10(j)        Quaker State Supplemental Excess Retirement Plan (filed as Exhibit
             10(k) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).*

10(k)        Employment Agreement, dated as of August 1, 1994, between Quaker
             State Corporation and Herbert M. Baum (filed as Exhibit 10(a) to
             Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference).*

10(k)(i)     Amendment to Employment Agreement with Herbert M. Baum dated May
             10, 1996 (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).*

10(k)(ii)    Second Amendment to Employment Agreement with Herbert M. Baum dated
             March 20, 1997 (filed herewith).*

10(l)        Employment Agreement, dated as of September 30, 1994, between
             Quaker State Corporation and L. David Myatt (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).*

10(m)        Letter, dated as of June 5, 1995, between Quaker State and John D.
             Barr (filed as Exhibit 10(m) to the 1995 Form 10-K and incorporated herein by reference).*

10(n)        Letter Agreement, dated February 28, 1996, between Quaker State and
             John D. Barr (filed as Exhibit 10(n) to the Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).*

10(o)        Letter Agreement, dated March 4, 1996, between Quaker State and
             Charles F. Bechtel (filed as Exhibit 10(o) to the Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).*


10(p) Employment contract dated June 28, 1996 between Sheldon G. Adelman and Quaker State Corporation (filed as Exhibit 10 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).*

10(p)(i)     Purchase Agreement dated December 12, 1996, among the Company, Blue
             Coral, Adelman, Joel Adelman and the Trust, with exhibits (filed as
             Exhibit 99.3 to the Company's Current Report on Form 8-K dated
             December 12, 1996 and incorporated herein by reference).

10(q) Form of Indemnification and Insurance Agreement entered into between Quaker State and each of its directors (filed as Exhibit
             10(g) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

10(r) Form of letter agreement entered into between Quaker State and each of its non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors (filed as Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10(s)        Outside Directors' Group Life Plan (filed as Exhibit 10(d) to Form
             10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference).

10(t)        Form of Employment Continuation Agreement entered into between
             Quaker State and certain of its executive officers (filed as Exhibit 10(p) to the Form 10-K for the fiscal year ended December
             31, 1996 and incorporated herein by reference).*

11           Statement re Computation of Per Share Earnings (filed herewith).

13 Those portions of the 1996 Annual Report which are expressly incorporated in this annual report by reference (filed herewith).

21           List of subsidiaries of Quaker State Corporation (filed herewith).

23           Consent of Coopers & Lybrand L.L.P. (filed herewith).

24           Powers of Attorney (filed as part of Signature Page).

27           Financial Data Schedule (filed herewith).

--------
     * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

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

(b)  REPORTS ON FORM 8-K:

A current report on Form 8-K was filed by the Company on October 10, 1996 and amended on December 17, 1996. Quaker State reported under Item 2 the completion of the acquisition of Medo Industries, Inc., and its affiliated companies ("Medo"). The initial report included financial statements for Medo. The pro forma financial information related to the acquisition of Medo was included in the amendment filed on December 17, 1996.

A current report on Form 8-K was filed on November 12, 1996. The Company reported under Item 5 an updated description of the Company's Capital Stock, $1.00 par value per share, containing the information required by Item 202 of Regulation S-K.

A current report on Form 8-K was filed on November 15, 1996. The Company reported under Item 5 updated information concerning the proposed resolution of the Congo litigation which was previously reported in the report on Form 10-K for the year 1995 and in the report on Form 10-Q for the quarter ended June 30, 1996.

A current report on Form 8-K was filed on December 20, 1996. Under Item 5, the Company reported information related to expected 1996 earnings per share, the reorganization of the Company's operations into strategic business units, several officer changes and the completion of a transaction with the former Blue Coral shareholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quaker State has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   QUAKER STATE CORPORATION


                                   By:  /s/ Herbert M. Baum
                                      --------------------------------------
                                      Herbert M. Baum, Chairman of the Board
                                      and Chief Executive Officer

Date:  March 25, 1997


                               POWER OF ATTORNEY

     We, the undersigned officers and directors of Quaker State Corporation, hereby severally constitute Conrad A. Conrad and Paul E. Konney and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below the report on Form 10-K filed herewith and any and all amendments to said report, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable Quaker State Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said report and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report and Power of Attorney have been signed by the following persons in the capacities and on the date indicated.


             Name                                Title                   Date
------------------------------------  --------------------------------  -------


    /s/ Herbert M. Baum               Chairman of the Board, Chief      3/25/97
------------------------------------
      (Herbert M. Baum)               Executive Officer and Director
                                      (Principal Executive Officer)

    /s/ Conrad A. Conrad              Vice Chairman, Chief Financial    3/25/97
------------------------------------
      (Conrad A. Conrad)              Officer and Director (Principal
                                      Financial Officer)

   /s/ Keith S. Krzeminski            Controller (Principal Accounting  3/25/97
------------------------------------            Officer)
      (Keith S. Krzeminski)

   /s/ John D. Barr                          Director                   3/25/97
------------------------------------
      (John D. Barr)


   /s/ Leonard M. Carroll                    Director                   3/25/97
------------------------------------
      (Leonard M. Carroll)


   /s/ Laurel Cutler                         Director                   3/25/97
------------------------------------
      (Laurel Cutler)


   /s/ C. Frederick Fetterolf                Director                   3/25/97
------------------------------------
      (C. Frederick Fetterolf)


   /s/ Thomas A. Gardner                     Director                   3/25/97
------------------------------------
      (Thomas A. Gardner)


   /s/ F. William Grube                      Director                   3/25/97
------------------------------------
      (F. William Grube)


   /s/ Forrest R. Haselton                   Director                   3/25/97
------------------------------------
      (Forrest R. Haselton)


   /s/ L. David Myatt                        Director                   3/25/97
------------------------------------
      (L. David Myatt)


   /s/ Raymond A. Ross, Jr.                  Director                   3/25/97
------------------------------------
      (Raymond A. Ross, Jr.)


   /s/ Lorne R. Waxlax                       Director                   3/25/97
------------------------------------
      (Lorne R. Waxlax)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
Quaker State Corporation:


     Our report on the consolidated financial statements of Quaker State Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 36 of the 1996 Annual Report to Stockholders of Quaker State Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 17 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                     Coopers & Lybrand L.L.P.

Dallas, Texas
January 28, 1997

                  QUAKER STATE CORPORATION AND SUBSIDIARIES
                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                          (IN THOUSANDS OF DOLLARS)

               Column A                          Column B           Column C        Column D       Column E
-------------------------------------------  ----------------  -----------------  -------------  -------------
                                                                   Additions
                                                Balance at         charged to                      Balance at
                                                Beginning          costs and                         End of
             Description                        of Period           expenses        Deductions       Period
-------------------------------------------  ----------------  -----------------  -------------  -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
 AND NOTES RECEIVABLE:
1996.......................................      $ 3,507         $ 2,389(A)          $1,724(B)      $ 4,172(C)
1995.......................................        2,185           2,970(A)           1,648(B)        3,507(C)
1994.......................................        1,679           1,188(A)             682(B)        2,185
AMORTIZATION OF INTANGIBLE ASSETS:
1996.......................................      $14,764         $12,159(D)          $  238         $26,685
1995.......................................        9,442           5,883                561          14,764
1994.......................................       10,300           2,650              3,508(E)        9,442
DEFERRED TAX ASSET VALUATION ALLOWANCE:
1996.......................................      $   460               -             $  138         $   322
1995.......................................          539               -                 79             460
1994.......................................        1,101               -                562             539


(A) Includes $1.6 million, $1.5 million and $380,000 of additions due to business acquisitions in 1996, 1995 and 1994, respectively.
(B) Accounts and notes receivable written off during the year.
(C) Includes $12,000 related to the discontinued exploration and production business.
(D) Includes $402,000 related to business acquisitions.
(E) Includes $3.5 million of amortization related to the discontinued insurance business.

                                 EXHIBIT INDEX
                               TO 1996 FORM 10-K
                            QUAKER STATE CORPORATION



EXHIBIT
  NO                                  DOCUMENT
-------                               --------


2(a)         Asset Purchase Agreement by and among the Company, BC Acquisition
             Corporation, Blue Coral, Inc. and the Blue Coral Stockholders dated as of June 7, 1996, with list of omitted schedules and exhibits
             (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated June 28, 1996 and incorporated herein by reference).

2(a)(i)      Purchase Agreement dated December 12, 1996, among the Company, Blue
             Coral, Inc., Sheldon Adelman, Joel Adelman and the Trust, with exhibits (filed as Exhibit 99.3 to the Company's Current Report on
             Form 8-K dated December 12, 1996 and incorporated herein by reference).

2(b)         Stock Purchase Agreement by and among the Company, and the Medo
             Shareholders, dated as of August 30, 1996, with list of omitted schedules and exhibits (filed as Exhibit 2(a) to the Company's
             Current Report on Form 8-K dated October 2, 1996 and incorporated herein by reference).

2(b)(i)      Amendment No. 1 to Stock Purchase Agreement dated as of October 2,
             1996 (filed as Exhibit 2(b) to the Company's Current Report on Form
             8-K dated October 2, 1996 and incorporated herein by reference).

3(i)         Composite Certificate of Incorporation of the Company (filed as
             Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

3(ii)        Bylaws of the Company, as amended to July 25, 1996 (filed as
             Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

4(a)         Rights Agreement, dated as of September 28, 1995, between the
             Company and Mellon Securities Trust Company, as Rights Agent (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated
             October 20, 1995 and incorporated herein by reference).

4(b)         Escrow Agreement among the Company and the former Slick 50, Inc.
             Shareholders dated November 14, 1996 (filed herewith).

4(c)         Escrow Agreement among the Company and the Blue Coral
             Stockholders, dated

            as of June 28, 1996 (filed as Exhibit 4 to the Company's Current
            Report on Form 8-K dated June 28, 1996 and incorporated herein by reference).

4(c)(i)     Purchase Agreement dated December 12, 1996, among the Company, Blue
             Coral, Adelman, Joel Adelman and the Trust, with exhibits (filed as
             Exhibit 99.3 to the Company's Current Report on Form 8-K dated
             December 12, 1996 and incorporated herein by reference).

4(d)         Form of Indenture between Quaker State and Chemical Bank, as
             Trustee, related to $100,000,000 of 6.625% Notes due 2005 (filed as
             Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

4(e)         Amended and restated $140 million Credit Agreement, dated April 17,
             1996 and amended and restated September 27, 1996, between Quaker
             State and Morgan Guaranty Trust Company of New York, as agent, with a list of omitted schedules and exhibits (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1996 and incorporated herein by reference).

4(f)         $165 million Credit Agreement between Quaker State and Texas
             Commerce Bank National Association, as Agent, dated as of September
             30, 1996, with a list of omitted schedules and exhibits (filed as Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

10(a)        1986 Stock Option Plan, as amended through April 30, 1987 (filed as
             Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).*

10(a)(i) Resolution, adopted on February 27, 1992 by the Board of Directors of Quaker State, amending Section 5(D) of the 1986 Stock Option
             Plan (filed as Exhibit 10(c) to Form 10-K for the fiscal year ended
             December 31, 1991 and incorporated herein by reference).*

10(a)(ii)    Third Amendment to the 1986 Stock Option Plan, dated October 24,
             1996 (filed as Exhibit 10(c) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).*

10(b)        1994 Non-Employee Directors' Stock Option Plan (filed as Exhibit
             10(d) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10(b)(i)     First Amendment to the 1994 Non-Employee Director's Stock Option
             Plan, dated October 24, 1996 (filed as Exhibit 10(d) to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1996 and incorporated herein by reference).*

10(c) 1994 Stock Incentive Plan (filed as Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10(c)(i)     First Amendment to the 1994 Stock Incentive Plan, dated October 24,
             1996 (filed as Exhibit 10(b) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).*

10(d) 1996 Directors' Fee Plan, as amended and restated October 24, 1996 to be effective January 1, 1997 (filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1996 and incorporated herein by reference).*

10(e)        Forms of Split Dollar Life Insurance Agreement and related
             Collateral Assignment Agreement (filed as Exhibit 10(c) to Form
             10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).*

10(e)(i)     First Amendment to Split Dollar Life Insurance Agreement (filed as
             Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10(f)        Annual Incentive Bonus Plan, as amended and restated effective
             January 1, 1995 (filed as Exhibit 10(a) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10(g)        Quaker State Amended and Restated Severance Plan, effective
             September 30, 1988 (filed as Exhibit 28.1 to Form 8-K filed on
             October 17, 1988 and incorporated herein by reference).*

10(h)        Articles X and XI of the Quaker State Salaried Pension Plan, as
             Amended and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries (filed as Exhibit 28(b) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).*

10(i)        Articles X and XI of the Quaker State Hourly Pension Plan, as
             Amended and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries (filed as Exhibit 28(e) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).*


10(j)        Quaker State Supplemental Excess Retirement Plan (filed as Exhibit
             10(k) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).*

10(k)        Employment Agreement, dated as of August 1, 1994, between Quaker
             State Corporation and Herbert M. Baum (filed as Exhibit 10(a) to
             Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference).*

10(k)(i)     Amendment to Employment Agreement with Herbert M. Baum dated May
             10, 1996 (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).*

10(k)(ii)    Second Amendment to Employment Agreement with Herbert M. Baum dated
             March 20, 1997 (filed herewith).*

10(l)        Employment Agreement, dated as of September 30, 1994, between
             Quaker State Corporation and L. David Myatt (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).*

10(m)        Letter, dated as of June 5, 1995, between Quaker State and John D.
             Barr (filed as Exhibit 10(m) to the 1995 Form 10-K and incorporated herein by reference).*

10(n)        Letter Agreement, dated February 28, 1996, between Quaker State and
             John D. Barr (filed as Exhibit 10(n) to the Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).*

10(o)        Letter Agreement, dated March 4, 1996, between Quaker State and
             Charles F. Bechtel (filed as Exhibit 10(o) to the Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).*

10(p) Employment contract dated June 28, 1996 between Sheldon G. Adelman and Quaker State Corporation (filed as Exhibit 10 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).*

10(p)(i)     Purchase Agreement dated December 12, 1996, among the Company, Blue
             Coral, Adelman, Joel Adelman and the Trust, with exhibits (filed as
             Exhibit 99.3 to the Company's Current Report on Form 8-K dated
             December 12, 1996 and incorporated herein by reference). *

10(q) Form of Indemnification and Insurance Agreement entered into between Quaker State and each of its directors (filed as Exhibit
             10(g) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).


10(r) Form of letter agreement entered into between Quaker State and each of its non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors (filed as Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10(s)        Outside Directors' Group Life Plan (filed as Exhibit 10(d) to Form
             10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference).

10(t)        Form of Employment Continuation Agreement entered into between
             Quaker State and certain of its executive officers (filed as Exhibit 10(p) to the Form 10-K for the fiscal year ended December
             31, 1996 and incorporated herein by reference).*

11           Statement re Computation of Per Share Earnings (filed herewith).

13 Those portions of the 1996 Annual Report which are expressly incorporated in this annual report by reference (filed herewith).


21           List of subsidiaries of Quaker State Corporation (filed herewith).

23           Consent of Coopers & Lybrand L.L.P. (filed herewith).

24           Powers of Attorney (filed as part of Signature Page).

27           Financial Data Schedule (filed herewith).

--------
      *      Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.
