Form 10-Q
period 1997-03-31
QUAKER STATE CORP
filed 1997-05-13
CIK 81381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

   X                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
--------            OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997.

--------            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------      --------------------


                        Commission File Number 1-2677


                           QUAKER STATE CORPORATION
            -------------------------------------------------------
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

                   Yes       X                 No
                       -------------               ------------


         As of April 30, 1997, 35,107,339 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


CONDENSED CONSOLIDATED STATEMENT OF INCOME
Quaker State Corporation and Subsidiaries

                                                                     THREE MONTHS ENDED
                                                               ---------------------------
                                                                  3/31/97        3/31/96
------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)
REVENUES
Sales and operating revenues                                   $    323,023   $    278,781
Other, net                                                            1,830          2,026
                                                               ------------   ------------
    TOTAL REVENUES                                                  324,853        280,807

COSTS AND EXPENSES
Cost of sales and operating costs                                   213,373        187,112
Selling, general and administrative                                  83,016         73,197
Depreciation and amortization                                        10,568          8,399
Interest                                                              6,331          2,168
Unusual item                                                           --              475
                                                               ------------   ------------
     TOTAL COSTS AND EXPENSES                                       313,288        271,351
                                                               ------------   ------------
Pretax income                                                        11,565          9,456
Provision for income taxes                                            4,700          3,750
                                                               ------------   ------------
NET INCOME                                                     $      6,865   $      5,706
                                                               ============   ============

PER SHARE:
NET INCOME PER SHARE                                           $       0.20   $       0.17
                                                               ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                  34,970         32,896
                                                               ============   ============

DIVIDENDS PAID PER SHARE                                       $       0.10   $       0.10
                                                               ============   ============


   The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Quaker State Corporation and Subsidiaries


                                                                  THREE MONTHS ENDED
                                                               ------------------------
                                                                 3/31/97       3/31/96
---------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)
NET CASH USED IN OPERATING ACTIVITIES                          $   (7,657)   $     (988)
                                                               ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment                      295            37
Capital expenditures                                               (9,412)      (16,752)
Acquisition of businesses, net of cash acquired                   (14,033)         --
Other, net                                                         (4,762)       (1,827)
                                                               ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                             (27,912)      (18,542)
                                                               ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                                     (3,466)       (3,284)
Proceeds from debt                                                 24,717           175
Payments on debt                                                     (668)       (3,087)
                                                               ----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                20,583        (6,196)
                                                               ----------    ----------

Net decrease in cash and cash equivalents                         (14,986)      (25,726)
Cash and cash equivalents at beginning of period                   29,397        30,659
                                                               ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   14,411    $    4,933
                                                               ==========    ==========


   The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
Quaker State Corporation and Subsidiaries

                                                                 3/31/97        12/31/96
-------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)                               (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                      $     14,411    $     29,397
Accounts and notes receivable, net                                  189,777         171,346
Inventories                                                         125,047         113,970
Other current assets                                                 24,987          26,518
                                                               ------------    ------------
    TOTAL CURRENT ASSETS                                            354,222         341,231
                                                               ------------    ------------
Property, plant and equipment, net of accumulated
    depreciation of $251,005 and $244,055                           233,186         227,876
Goodwill, brands and other assets                                   484,957         467,729
                                                               ------------    ------------
      TOTAL ASSETS                                             $  1,072,365    $  1,036,836
                                                               ============    ============

LIABILITIES
Current liabilities:
Accounts payable                                               $     78,375    $     73,959
Accrued liabilities                                                  84,151          87,559
Debt payable within one year                                         16,610          17,337
Debt to be refinanced                                               167,000         142,000
                                                               ------------    ------------
    TOTAL CURRENT LIABILITIES                                       346,136         320,855
                                                               ------------    ------------
Long-term debt                                                      242,047         242,271
Other long-term liabilities                                         175,275         175,041
                                                               ------------    ------------
    TOTAL LIABILITIES                                               763,458         738,167
                                                               ------------    ------------

STOCKHOLDERS' EQUITY
Capital stock, $1.00 par value; authorized shares, 95,000,000;
  issued shares, 36,791,828 at 3/31/97 and
  36,322,312 at 12/31/96                                             36,792          36,322
Additional capital                                                  193,868         187,560
Retained earnings                                                   106,879         103,480
Treasury Stock, at cost, 1,690,059 shares in 1997
     and 1,593,582 shares in 1996                                   (26,605)        (25,433)
Other, net                                                           (2,027)         (3,260)
                                                               ------------    ------------
    Total stockholders' equity                                      308,907         298,669
                                                               ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  1,072,365    $  1,036,836
                                                               ============    ============


    The accompanying notes are an integral part of the financial statements.

SEGMENT INFORMATION
Quaker State Corporation and Subsidiaries


                                                                    THREE MONTHS ENDED
                                                               ----------------------------
                                                                 3/31/97          3/31/96
-------------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)
REVENUES
Lubricants and lubricant services                              $    229,695    $    231,643
Consumer products                                                    71,475          24,284
Truck-Lite                                                           23,514          23,530
Intersegment sales                                                   (1,661)           (676)
                                                               ------------    ------------
TOTAL OPERATING REVENUES                                       $    323,023    $    278,781
                                                               ============    ============

OPERATING PROFITS
Lubricants and lubricant services                              $      8,668    $     12,081
Consumer products                                                    12,191           2,580
Truck-Lite                                                            1,827           2,010
                                                               ------------    ------------
TOTAL OPERATING PROFITS                                              22,686          16,671
                                                               ------------    ------------
Interest expense                                                     (6,331)         (2,168)
Corporate income                                                        190             751
Corporate expense                                                    (4,980)         (5,323)
  Unusual item                                                         --              (475)
                                                               ------------    ------------
Total corporate expenses                                             (4,980)         (5,798)
                                                               ------------    ------------
PRETAX INCOME                                                  $     11,565    $      9,456
                                                               ============    ============


   The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quaker State Corporation and Subsidiaries (unaudited)

1. In the opinion of management of Quaker State Corporation (the company), the accompanying financial statements include all adjustments which are necessary for a fair statement of the results for such periods. All of these adjustments are of a normal recurring nature. The December 31, 1996 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements included as part of the 1996 Annual Report on Form 10-K. Certain items in 1996 periods have been reclassified to conform to the 1997 presentation.

2. The effective tax rates of 40.6% and 39.7% for the three month periods ended March 31, 1997 and 1996 are higher than the 35% federal rate due to the added impact of state and foreign taxes and nondeductible amortization.

3. The following schedule is prepared on a pro forma basis as though Blue Coral, Inc. (Blue Coral) and Medo Industries, Inc. and its affiliated companies (Medo) had been acquired as of the beginning of 1996, after including the impact of adjustments, such as amortization of goodwill, brands and other intangible assets, interest expense and related tax effects.

     For the quarter ended March 31, 1996 (in thousands except per share data)
     --------------------------------------------------------------------------
     Revenues                                                  $   329,184
     Income from continuing operations                               7,225
     Income per share from continuing operations                       .21
     --------------------------------------------------------------------------

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, they are not intended to be a projection of future results.

4. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for crude oil and manufactured products. For other inventories, such as purchased finished lubricating oils and purchased automotive aftermarket products, cost is determined on the first-in, first-out (FIFO) basis. The reserve to reduce the carrying value of inventories from FIFO basis to LIFO basis amounted to $18.9 million at March 31, 1997 and $21 million at December 31, 1996.

     Inventories consist of:
     ------------------------------------------------------------------------
     (in thousands)                                    3/31/97      12/31/96
     ------------------------------------------------------------------------
     Crude oil, lubricants and related materials     $   85,524    $   76,462
     Consumer products                                   23,392        21,060
     Vehicular lighting products                         16,131        16,448
     ------------------------------------------------------------------------
     Total                                           $  125,047    $  113,970
     ------------------------------------------------------------------------

5. In 1996, the Federal Trade Commission (FTC) filed an administrative proceeding seeking an order that the company's subsidiary, Slick 50, cease from making certain product claims and refrain from making other product claims without adequate substantiation. In addition, class action suits were filed against Slick 50 alleging false, misleading, deceptive and/or unsubstantiated claims relating to Slick 50(R) engine treatment. These actions seek damages on behalf of the purported consumer classes. The company is vigorously defending the FTC proceeding and the lawsuits.

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

6. In April 1997, the company announced that it had signed a letter of intent to sell its Newell, West Virginia refinery to Ergon, Inc. Included in the sale are the company's oil gathering and pipeline facilities in Ohio and Pennsylvania. The transaction is subject to the execution of a definitive agreement and completion of customary closing conditions including normal regulatory approvals.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The condensed consolidated financial statements, segment information and related notes for Quaker State Corporation (the company) included in this Form 10-Q, should be read as an integral part of this analysis.

The company reported net income of $6.9 million or $.20 per share for the quarter ended March 31, 1997, compared to net income of $5.7 million or $.17 per share for the quarter ended March 31, 1996. Sales and operating revenues were $323 million for the quarter ended March 31, 1997 and $278.8 million for the quarter ended March 31, 1996. These increases are due to the inclusion of Blue Coral, Inc. (Blue Coral) and Medo Industries, Inc. and its affiliated companies (Medo), which were acquired in 1996. The increases were offset by lower revenues in the lubricants business due to soft retail market conditions. Operating profit for the quarter ended March 31, 1997, increased 36% to $22.7 million from $16.7 million for the quarter ended March 31, 1996.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Lubricants and lubricant services operating profit was $8.7 million for the quarter ended March 31, 1997, compared to $12.1 million for the quarter ended March 31, 1996. This decrease is primarily due to poor refining margins, which resulted in a $2.8 million decline in operating profit. Revenues for the quarter ended March 31, 1997 were $229.7 million, down 1% from $231.6 million for the quarter ended March 31, 1996. This decline reflects a 4% decrease in motor oil volume partially offset by 1% increases in car counts and average ticket prices at the company's Q Lube operations.

Consumer Products operating profit was $12.2 million for the quarter ended March 31, 1997, compared to $2.6 million for the quarter ended March 31, 1996. Revenues for the quarter ended March 31, 1997 were $71.5 million, compared to $24.3 million for the quarter ended March 31, 1996. These increases are due to the inclusion of Blue Coral and Medo in 1997.

Truck-Lite operating profit for the quarter ended March 31, 1997 was $1.8 million compared to $2 million for the quarter ended March 31, 1996. Revenues were flat at $23.5 million for the quarter ended March 31, 1997. The decrease in operating profits is due to planned additional sales and marketing costs associated with the aftermarket business.

For the quarter ended March 31, 1997, corporate income was $190,000 compared to $751,000 for the quarter ended March 31, 1996. The decrease is due to royalties and interest received on the long-term receivable settled in December 1996. Interest expense increased for the quarter ended March 31, 1997 as a result of utilizing debt in recent acquisitions. Corporate expenses decreased to $5 million from $5.3 million for the quarter ended March 31, 1996.

The effective tax rate of 40.6% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes and nondeductible amortization.

In April 1997, the company announced that it had signed a letter of intent to sell its Newell, West Virginia refinery to Ergon, Inc. Included in the sale are the company's oil gathering and pipeline facilities in Ohio and Pennsylvania. The company plans to continue to operate the blending and packaging facility adjacent to the refinery. The transaction is subject to the execution of a definitive agreement and completion of customary closing conditions including normal regulatory approvals.

Cash and cash equivalents decreased by $15 million from December 31, 1996. The decrease was comprised of $7.7 million of net cash used in operations, $27.9 million net cash used in investing activities and $20.6 million net cash provided by financing activities. Cash used in operations was impacted by additional working capital requirements, specifically increases in accounts receivable and inventory.

Cash used in investing activities of $27.9 million was primarily due to $9.4 million in capital expenditures and $14 million used in acquisitions. Cash provided by financing activities of $20.6 million was primarily due to working capital needs and acquisitions made in the quarter.

The company expects to refinance a portion of its debt in 1997 through a capital stock offering or long-term financing. This forward looking statement is contingent upon the market price of the company's stock, obtaining an underwriter and/or the negotiation of a favorable financing agreement.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

On April 24, 1997 the Board of Directors of the company authorized a quarterly dividend of $.10 per share, payable to shareholders of record as of May 15, 1997.

In February 1997, the Financial Accounting Standards Board issued Standard No. 128, "Earnings Per Share," which will require the company to calculate and disclose earnings per share using the guidance set forth in the Standard. The new Standard is effective for financial statements issued after December 15, 1997. The company does not expect the adoption of the new standard to have a material impact on earnings per share.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Federal Trade Commission filed an administrative proceeding on July 16, 1996 seeking an order that Quaker State Slick 50, Inc. ("Slick 50"), a subsidiary of the company, and several Slick 50 subsidiaries cease and desist from making certain product claims and refrain from making other product claims without adequate substantiation. The respondents in the FTC proceeding and Quaker State in some instances were later named as defendants in ten lawsuits filed on behalf of purported classes of purchasers of Slick 50(R) engine treatment alleging that false, misleading, deceptive and /or unsubstantiated advertising claims were made for Slick 50(R) engine treatment. The representative plaintiffs in such actions, the date of filing and the court in which each suit is pending are, respectively:

     a)   Torres, July 18, 1996, the District Court for Harris County, Texas;
     b) Lombardi, July 19, 1996, U.S. District Court for the Eastern District of New York;
     c) Weiss, July 23, 1996, U.S. District Court for the Southern District of New York;
     d) Hargett, September 24, 1996, U.S. District Court for the Northern District of Alabama;
     e) Kerksieck, October 11, 1996, the Superior Court for San Francisco County, California;
     f) Davis, November 18, 1996, U.S. District Court for the Northern District of Alabama;
     g) Raysik, December 5, 1996, filed in the District Court of Dallas County, Texas;
     h)   Hammack, December 19, 1996, the Circuit Court of Franklin County,
          Alabama;
     i)   Mayo, February 5, 1997, Circuit Court of Cook County, Illinois; and
     j)   Garza, March 14, 1997, District Court of Hidalgo County, Texas.

The complaints allege claims in various combinations for fraud, deceit, negligent misrepresentation, and violation of certain state consumer protection laws and seek compensatory and punitive damages, imposition of a constructive trust, restitution and injunctive relief, attorneys' fees, court costs and interest on behalf of the purported classes. Another proceeding, filed by Henri Carnal on December 20, 1996 in the Superior Court for San Francisco County, California, pursuant to the California Business and Professions Code was dismissed without prejudice on April 9, 1997. The company is vigorously defending all of these lawsuits.

Item 5.  Other information

On April 3, 1997, the company announced that it had signed a letter of intent to sell its Newell, West Virginia refinery to Ergon, Inc. of Jackson, Mississippi. Included in the sale are the company's oil gathering and pipeline facilities in Ohio and Pennsylvania. The company plans to continue to operate the blending and packaging facility adjacent to the refinery. The transaction is subject to the execution of a definitive agreement and completion of customary closing conditions, including normal regulatory approvals.

Item 6.  Exhibits and Reports on Form 8-K

(a)       3    Bylaws of the Company, as amended and restated on March 27, 1997, filed herewith.

         11 Computation of Net Income per Share for the three month periods ended March 31, 1997 and 1996, filed herewith.

         27    Financial Data Schedule, filed herewith.

(b) No current reports on Form 8-K were filed by the company during the quarter ending March 31, 1997.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUAKER STATE CORPORATION
                                        (Registrant)


Date  5/13/97                           By  /s/ Herbert M. Baum
      ------------                         ------------------------------------
                                            Herbert M. Baum
                                            Chairman of the Board and
                                            Chief Executive Officer



Date 5/13/97                            By  /s/ Conrad A. Conrad
     -------------                          -----------------------------------
                                            Conrad A. Conrad
                                            Vice Chairman and
                                            Chief Financial Officer

                            QUAKER STATE CORPORATION

                                  EXHIBIT LIST

        The following Exhibits are required to be filed with this quarterly report on Form 10-Q.

Exhibit No. and Document

  3. Bylaws of the Company, as amended and restated on March 27, 1997, filed herewith.

 11. Computation of Net Income Per Share for the three month periods ended March 31, 1997 and 1996, filed herewith.

 27.       Financial Data Schedule, filed herewith.