Form 10-Q
period 1997-06-30
QUAKER STATE CORP
filed 1997-08-12
CIK 81381

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q



Mark One
X                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
--------                  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--------                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to ___________________

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

                        Yes      X            No
                             ---------            ------------

      As of July 31, 1997, 35,155,739 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


CONDENSED CONSOLIDATED STATEMENT OF INCOME
Quaker State Corporation and Subsidiaries

                                                            QUARTER ENDED              SIX MONTHS ENDED
                                                      ------------------------        --------------------
                                                        06/30/97      06/30/96        06/30/97    06/30/96
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

REVENUES
Sales and operating revenues                          $  342,799    $  301,829       $ 660,666   $ 580,610
Other, net                                                 1,032         2,064           2,862       4,090
----------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                       343,831       303,893         663,528     584,700

COSTS AND EXPENSES
Cost of sales and operating costs                        220,159       214,266         428,376     401,378
Selling, general and administrative                       90,919        67,175         173,935     140,371
Depreciation and amortization                             11,065         8,437          21,633      16,836
Interest                                                   6,744         1,773          13,075       3,941
Unusual item                                                  --           369              --         845
----------------------------------------------------------------------------------------------------------
     TOTAL COSTS AND EXPENSES                            328,887       292,020         637,019     563,371
----------------------------------------------------------------------------------------------------------
Pretax income                                             14,944        11,873          26,509      21,329
Provision for income taxes                                 6,100         4,700          10,800       8,450
----------------------------------------------------------------------------------------------------------
NET INCOME                                            $    8,844    $    7,173       $  15,709   $  12,879
==========================================================================================================

PER SHARE:
NET INCOME PER SHARE                                   $    0.25     $    0.22       $    0.45   $    0.39
==========================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                       35,330        33,012          35,156      32,973
==========================================================================================================

DIVIDENDS PAID PER SHARE                               $    0.10     $    0.10       $    0.20   $    0.20
==========================================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Quaker State Corporation and Subsidiaries

                                                         SIX MONTHS ENDED
                                                      ----------------------
                                                       06/30/97     06/30/96
-----------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)

 NET CASH USED IN OPERATING ACTIVITIES               $   (6,134)   $    (676)
-----------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment          1,378        1,607
Capital expenditures                                    (25,965)     (26,207)
Acquisition of businesses, net of cash acquired         (21,213)     (70,645)
Other, net                                               (7,822)      (7,103)
-----------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                   (53,622)    (102,348)
-----------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                           (6,980)      (6,572)
Proceeds from debt                                      212,999       96,532
Payments on debt                                       (166,603)     (11,772)
-----------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                39,416       78,188
-----------------------------------------------------------------------------

Net decrease in cash and cash equivalents               (20,340)     (24,836)
Cash and cash equivalents at beginning of period         29,397       30,659
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    9,057    $   5,823
=============================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
Quaker State Corporation and Subsidiaries

                                                       06/30/97       12/31/96
-------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)                    (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                           $     9,057    $    29,397
Accounts and notes receivable, net                      208,215        171,346
Inventories                                             122,300        113,970
Other current assets                                     23,479         26,518
-------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                363,051        341,231
-------------------------------------------------------------------------------
Property, plant and equipment, net of accumulated
    depreciation of $257,004 and $244,055               249,494        227,876
Goodwill, brands and other assets                       483,580        467,729
-------------------------------------------------------------------------------
      TOTAL ASSETS                                  $ 1,096,125    $ 1,036,836
===============================================================================

LIABILITIES
Current liabilities:
Accounts payable                                    $    74,290    $    73,959
Accrued liabilities                                      78,378         87,559
Debt payable within one year                             16,052         17,337
Debt to be refinanced                                       --         142,000
-------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                           168,720        320,855
-------------------------------------------------------------------------------
Long-term debt                                          431,952        242,271
Other long-term liabilities                             180,763        175,041
-------------------------------------------------------------------------------
    TOTAL LIABILITIES                                   781,435        738,167
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock, $1.00 par value; authorized shares,
  250,000,000 at 6/30/97 and 95,000,000 at 12/31/96;
  issued shares, 36,808,580 at 6/30/97 and
  36,322,312 at 12/31/96                                 36,809         36,322
Additional capital                                      194,039        187,560
Retained earnings                                       112,209        103,480
Treasury Stock, at cost, 1,690,059 shares at 6/30/97
     and 1,593,582 shares at 12/31/96                   (26,773)       (25,433)
Other, net                                               (1,594)        (3,260)
-------------------------------------------------------------------------------
    Total stockholders' equity                          314,690        298,669
-------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,096,125    $ 1,036,836
===============================================================================

The accompanying notes are an integral part of the financial statements.

SEGMENT INFORMATION
Quaker State Corporation and Subsidiaries

                                         QUARTER ENDED         SIX MONTHS ENDED
                                      -------------------     -------------------
                                      06/30/97   06/30/96     06/30/97   06/30/96
---------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)
REVENUES
Lubricants and lubricant services    $ 244,744   $256,127    $ 469,283  $ 487,770
Consumer products                       77,795     23,890      149,270     48,174
Truck-Lite                              23,525     22,737       47,039     46,267
Intersegment sales                      (3,265)      (925)      (4,926)    (1,601)
---------------------------------------------------------------------------------
TOTAL OPERATING REVENUES             $ 342,799   $301,829    $ 660,666  $ 580,610
=================================================================================

OPERATING PROFITS
Lubricants and lubricant services    $  12,602   $ 11,939    $  21,270  $  24,020
Consumer products                       12,694      4,439       24,885      7,019
Truck-Lite                               2,107      2,011        3,934      4,021
---------------------------------------------------------------------------------
TOTAL OPERATING PROFITS                 27,403     18,389       50,089     35,060
---------------------------------------------------------------------------------
Interest expense                        (6,744)    (1,773)     (13,075)    (3,941)
Corporate income                           191        825          381      1,576
Corporate expenses                      (5,906)    (5,199)     (10,886)   (10,521)
Unusual item                                --       (369)          --       (845)
---------------------------------------------------------------------------------
PRETAX INCOME                        $  14,944   $ 11,873    $  26,509  $  21,329
=================================================================================


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

2. The effective tax rates are higher than the 35% federal rate due to the added impact of state and foreign taxes and nondeductible amortization.

3. The following schedule is prepared on a pro forma basis as though Blue Coral, Inc. (Blue Coral) and Medo Industries, Inc. and its affiliated companies had been acquired as of the beginning of 1996, after including the impact of adjustments, such as amortization of goodwill, brands and other intangible assets, interest expense and related tax effects.

 For the six months ended June 30, 1996 (in thousands except per share data)
------------------------------------------------------------------------------------------------
 Revenues                                                                         $     672,410
 Income from continuing operations                                                       14,853
 Income per share from continuing operations                                                .43
------------------------------------------------------------------------------------------------

    The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, they are not intended to be a projection of future results.

4.  Inventories consist of:

------------------------------------------------------------------------------------------------
 (in thousands)                                                 6/30/97               12/31/96
------------------------------------------------------------------------------------------------
 Crude oil, lubricants and related materials                 $    85,026             $   76,462
 Consumer products                                                21,529                 21,060
 Vehicular lighting products                                      15,745                 16,448
------------------------------------------------------------------------------------------------
 Total                                                       $   122,300             $  113,970
------------------------------------------------------------------------------------------------

    The reserve to reduce the carrying value of inventories from current costs to LIFO basis amounted to $18.5 million at June 30, 1997 and $21 million at December 31, 1996.

5. In July 1996, the Federal Trade Commission (FTC) filed an administrative proceeding seeking an order that the company's Slick 50 subsidiary, cease and desist from making certain product claims concerning Slick 50 engine treatment and refrain from making other product claims without adequate substantiation. On July 23, 1997, the FTC released for public comment a proposed settlement of the administrative proceeding. The proposed consent decree, if finally approved, would include restrictions on the future advertising of Slick 50 products and would include agreement by the FTC not to seek consumer redress provided Slick 50 makes available by January 1998 at least $10,000,000 in consumer redress in the form of coupons, refunds or free products for former purchasers of Slick 50 products. The proposed consent decree would be without any admission of wrongdoing by Slick 50.

    In May 1997, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois. The action names as defendants a number of car wax manufacturers including Blue Coral, a subsidiary of the company, and certain of its present and former officers. The complaint alleges that the defendants falsely advertised and marketed wax, polish or protectant products and seeks treble damages, attorneys' fees and costs for the class for alleged violations of the federal RICO statute and compensatory damages for the alleged violations of the Ohio Consumer Sales Practices Act as well as for common law breach of express warranty.

    Also in May 1997, Hot Wax, Inc. filed a suit in the United States District Court for the Northern District of Illinois. Plaintiff purports to be a Wisconsin corporation that manufactures a wax product called "Hot Wax" designed for use in automated car washes. The complaint names Blue Coral and others as defendants. The case is purportedly brought under the federal trademark statute, the Lanham Act, and the complaint alleges that Blue
    Coral falsely represented certain products it marketed, advertised and sold to consumers and retailers. Plaintiff seeks an injunction against Blue Coral and also seeks to recover money damages, attorneys' fees and costs.

    In July 1997, Dura Lube Corporation and others filed a suit in the United States District Court for the District of Delaware. The complaint names the company and its Slick 50 subsidiary as defendants and asserts claims under the Sherman Act and the Clayton Act and for tortious interference with business relations and civil conspiracy. Plaintiff alleges that the company has attempted and conspired to monopolize the market for engine treatment. Plaintiff seeks treble damages, punitive damages, attorneys' fees and costs as well as injunctive relief.

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

    In the opinion of management, all matters discussed above are adequately accrued for or covered by insurance, or, if not so provided for, are without merit or the disposition is not anticipated to have a material effect on the company's financial position; however, one or more of these matters could have a material effect on future quarterly or annual results of operations or cash flow when resolved.

6. In June 1997, the company replaced its $140 million and $165 million lines of credit with a $400 million Credit Agreement. The Credit Agreement provides for loans from time to time not in excess of $400 million outstanding at any time, and provides for various interest rate elections by the company. The Credit Agreement expires June 2002.

7. In July 1997, the company completed the sale of its Newell, West Virginia refinery and associated inventory for total proceeds of approximately $39 million. Included in the sale were the company's oil gathering and pipeline facilities in Ohio and Pennsylvania. The company retained responsibility for certain environmental matters relating to the refinery.

8. On August 1, 1997, subsidiaries of the company acquired all of the assets of Axius Holdings, L.P. (Axius) for approximately $51 million in cash. Axius is a marketer of automotive window sun protection products and a marketer of automotive accessories. The acquisition has been accounted for under the purchase method. Accordingly, the operating results of Axius are not included in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 1997. The operating results of Axius will be included in the consumer products segment.

9. In February 1997, the Financial Accounting Standards Board issued Standard No. 128, "Earnings Per Share," which will require the company to calculate and disclose earnings per share using the guidance set forth in the Standard. The new Standard is effective for financial statements issued after December 15, 1997. The company does not expect the adoption of the new standard to have a material impact on earnings per share.

    In June 1997, the Financial Accounting Standards Board issued Standards No. 130 and No. 131, "Reporting Comprehensive Income and Disclosures about Segments of an Enterprise and Related Information." Standard No. 130 will require the company to disclose comprehensive income and its components in its financial statements using the guidance set forth in the Standard. Standard No. 131 will require the company to report certain information about operating segments in its financial statements using the guidance set forth in the Standard. The new Standards are effective for fiscal years beginning after December 15, 1997. The company is evaluating the impact the Standards will have on its financial statement presentation.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The condensed consolidated financial statements, segment information and related notes for Quaker State Corporation (the company) included in this Form 10-Q, should be read as an integral part of this analysis.

The company reported net income of $8.8 million or $.25 per share for the quarter ended June 30, 1997, compared to net income of $7.2 million or $.22 per share for the quarter ended June 30, 1996. Sales and operating revenues were $342.8 million for the quarter ended June 30, 1997 and $301.8 million for the quarter ended June 30, 1996. These increases are due to the inclusion of Blue Coral, Inc. (Blue Coral) and Medo Industries, Inc. and its affiliated companies
(Medo), which were acquired in 1996. The increases were offset by lower revenues in the lubricants and lubricant services segment due to soft retail market conditions. Operating profit for the quarter ended June 30, 1997, increased 49% to $27.4 million from $18.4 million for the quarter ended June 30, 1996.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Lubricants and lubricant services operating profit was $12.6 million for the quarter ended June 30, 1997, compared to $11.9 million for the quarter ended June 30, 1996. This increase is primarily due to product cost savings, partially offset by poor refining margins. Revenues for the quarter ended June 30, 1997 were $244.7 million, down 4% from $256.1 million for the quarter ended June 30, 1996. This decline is primarily due to a decrease in private label motor oil volume partially offset by a 5% increase in car counts and a 2.5% increase in average ticket prices at the company's Q Lube operations.

Consumer products operating profit was $12.7 million for the quarter ended June 30, 1997, compared to $4.4 million for the quarter ended June 30, 1996. Revenues for the quarter ended June 30, 1997 were $77.8 million, compared to $23.9 million for the quarter ended June 30, 1996. These increases are due to the inclusion of Blue Coral and Medo and reflect the traditional peak selling period of the year for Blue Coral products.

Due to strong sales in the heavy duty OEM market, Truck-Lite operating profit for the quarter ended June 30, 1997 was $2.1 million compared to $2 million for the quarter ended June 30, 1996. Revenues increased slightly to $23.5 million for the quarter ended June 30, 1997 from $22.7 million for the quarter ended June 30, 1996 even though Truck-Lite continues to exit the automotive business where revenues declined $1.8 million.

For the quarter ended June 30, 1997, corporate income was $191,000 compared to $825,000 for the quarter ended June 30, 1996. The decrease is due to royalties and interest received on the long-term receivable settled in December 1996. Interest expense increased for the quarter ended June 30, 1997 as a result of utilizing debt in recent acquisitions. Corporate expenses increased to $5.9 million from $5.2 million for the quarter ended June 30, 1996.

The effective tax rate for the quarter ended June 30, 1997 of 40.8% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes and nondeductible amortization.

The company reported net income of $15.7 million or $.45 per share for the six months ended June 30, 1997, compared to net income of $12.9 million or $.39 per share for the six months ended June 30, 1996. Sales and operating revenues were $660.7 million for the six months ended June 30, 1997 and $580.6 million for the six months ended June 30, 1996. These increases are due to the inclusion of Blue Coral and Medo, which were acquired in 1996. The increases were offset by lower revenues in the lubricants and lubricant services segment due to soft retail market conditions. Operating profit for the six months ended June 30, 1997 increased 43% to $50.1 million from $35.1 million for the six months ended June 30, 1996.

Lubricants and lubricant services operating profit was $21.3 million for the six months ended June 30, 1997, compared to $24 million for the six months ended June 30, 1996. This decrease is primarily due to poor refining margins. Revenues for the six months ended June 30, 1997 were $469.3 million, down 4% from $487.8 million for the six months ended June 30, 1996. This decline reflects a decrease in private label motor oil volume partially offset by a 3% increase in car counts and a 2% increase in average ticket prices at the company's Q Lube operations.

Consumer products operating profit was $24.9 million for the six months ended June 30, 1997, compared to $7 million for the six months ended June 30, 1996. Revenues for the six months ended June 30, 1997 were $149.3 million, compared to $48.2 million for the six months ended June 30, 1996. These increases are due to the inclusion of Blue Coral and Medo in 1997.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Truck-Lite operating profit for the six months ended June 30, 1997 was $3.9 million compared to $4 million for the six months ended June 30, 1996.
Revenues increased slightly to $47 million for the six months ended June 30, 1997 from $46.3 million for the six months ended June 30, 1996. Truck-Lite continues to exit the OEM automotive business where revenues have declined $3.6 million. The decrease in operating profits is due to planned additional sales and marketing costs associated with the aftermarket business.

For the six months ended June 30, 1997, corporate income was $381,000 compared to $1.6 million for the six months ended June 30, 1996. The decrease is due to royalties and interest received on the long-term receivable settled in December 1996. Interest expense increased for the six months ended June 30, 1997 as a result of utilizing debt in recent acquisitions. Corporate expenses increased slightly to $10.9 million from $10.5 million for the six months ended June 30, 1996.

The effective tax rate for the six months ended June 30, 1997 of 40.7% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes and nondeductible amortization.

In July 1997, the company completed the sale of its Newell, West Virginia refinery and associated inventory for total proceeds of approximately $39 million. Included in the sale were the company's oil gathering and pipeline facilities in Ohio and Pennsylvania. The company retained responsibility for certain environmental matters relating to the refinery. The company plans to continue to operate the blending and packaging facility adjacent to the refinery.

On August 1, 1997, subsidiaries of the company acquired all of the assets of Axius Holdings, L.P. (Axius) for approximately $51 million in cash. Axius is a marketer of automotive window sun protection products and a marketer of automotive accessories. The acquisition has been accounted for under the purchase method. Accordingly, the operating results of Axius are not included in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 1997. The operating results of Axius will be included in the consumer products segment.

Cash and cash equivalents decreased by $20.3 million from December 31, 1996. The decrease was comprised of $6.1 million net cash used in operations, $53.6 million net cash used in investing activities and $39.4 million net cash provided by financing activities. Cash used in operations was impacted by additional working capital requirements, specifically increases in accounts receivable and inventory and a decrease in accrued liabilities.

Cash used in investing activities of $53.6 million was primarily due to $26 million in capital expenditures and $21.2 million used in acquisitions. Cash provided by financing activities of $39.4 million was primarily due to working capital needs and investing activities.

In June 1997, the company replaced its $140 million and $165 million lines of credit with a $400 million Credit Agreement. The Credit Agreement provides for loans from time to time not in excess of $400 million outstanding at any time, and provides for various interest rate elections by the company. The Credit Agreement expires June 2002.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

On July 29, 1997 the Board of Directors of the company authorized a quarterly dividend of $.10 per share, payable to shareholders of record as of August 15, 1997.

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

In June 1997, the Financial Accounting Standards Board issued Standards No. 130 and No. 131, "Reporting Comprehensive Income and Disclosures about Segments of an Enterprise and Related Information." Standard No. 130 will require the company to disclose comprehensive income and its components in its financial statements using the guidance set forth in the Standard. Standard No. 131 will require the company to report certain information about operating segments in its financial statements using the guidance set forth in the Standard. The new Standards are effective for fiscal years beginning after December 15, 1997. The company is evaluating the impact the Standards will have on its financial statement presentation.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Slick 50. As reported in Quaker State Corporation's report on Form 10-K for the year ending December 31, 1996, the Federal Trade Commission (FTC) filed an administrative proceeding on July 16, 1996 seeking an order that Quaker State Slick 50, Inc. (Slick 50), a subsidiary of Quaker State Corporation (company), and several Slick 50 subsidiaries cease and desist from making certain product claims concerning Slick 50 engine treatment and refrain from making other product claims without adequate substantiation. On July 23, 1997, the FTC released for public comment a proposed settlement of the administrative proceeding. The proposed consent decree, if finally approved, would include restrictions on the future advertising of Slick 50 products and would include agreement by the FTC not to seek consumer redress provided Slick 50 makes available by January 1998 at least $10,000,000 in consumer redress in the form of coupons, refunds or free products for former purchasers of Slick 50 products. The proposed consent decree would be without any admission of wrongdoing by Slick 50.

As the company also reported in its report on Form 10-K for the year ending December 31, 1996, the respondents in the FTC proceeding and the company in some instances were later named as defendants in ten lawsuits filed on behalf of purported classes of purchasers of Slick 50(R) engine treatment alleging that false, misleading, deceptive and /or unsubstantiated advertising claims were made for Slick 50(R) engine treatment. On June 23, 1997, the United
States District Court for the Southern District of New York entered an order remanding to the Supreme Court of New York the case captioned Weiss v. Quaker State-Slick 50, Inc., et al. The District Court of Hidalgo County, Texas on May 25, 1997 entered an order certifying the case of Garza et al. v. Quaker State-Slick 50, Inc. et al. as a class action. On June 3, 1997, Anthony Cianciulli, on behalf of himself and all others similarly situated, brought an action in the Supreme Court for Nassau County, New York against Slick 50 and several Slick 50 subsidiaries for alleged violations of the New York General Business Law and common law fraud through false product advertising. The complaint seeks injunctive relief, compensatory and punitive damages, treble damages, attorney's fees and costs.

On July 21, 1997, Dura Lube Corporation and others filed a suit in the United States District Court for the District of Delaware. The complaint names the company and its Slick 50 subsidiary as defendants and asserts claims under the Sherman Act and the Clayton Act and for tortious interference with business relations and civil conspiracy. Plaintiff alleges that the company has attempted and conspired to monopolize the market for engine treatment by, among other things, entering into exclusive dealing arrangements with major automotive parts retailers around the country. Plaintiff seeks treble damages, punitive damages, attorneys' fees and costs as well as injunctive relief. The company intends to contest the action vigorously. There can be no assurance, however, that the plaintiffs will not be awarded injunctive relief and or money damages, some or all of which may be payable by the company.

Blue Coral. On May 14, 1997, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois by John A. Garner and Steven G. Grant on their own behalf and on behalf of a class of persons who purchased wax, polish or protectant products sold by defendants. The action names as defendants a number of car wax manufacturers including Blue Coral, a subsidiary of the company, and certain of its present and former officers. The complaint alleges that the defendants falsely advertised and marketed such products and seeks treble damages, attorneys' fees and costs for the class for alleged violations of the federal RICO statute and compensatory damages for the alleged violations of the Ohio Consumer Sales Practices Act as well as for common law breach of express warranty. The company intends to contest the action vigorously. There can be no assurance, however, that the plaintiffs will not be awarded damages, some or all or which may be payable by the company.

On May 16, 1997, Hot Wax, Inc. filed a suit in the United States District Court for the Northern District of Illinois. Plaintiff purports to be a Wisconsin corporation that manufactures a wax product called "Hot Wax" designed for use in automated car washes. The complaint names Blue Coral and others as defendants. The case is brought under the federal trademark statute, the Lanham Act, and the complaint alleges that Blue Coral falsely represented certain products it marketed, advertised and sold to consumers and retailers.
Plaintiff seeks an injunction against Blue Coral and also seeks to recover money damages, attorneys' fees and costs. The company intends to contest the action vigorously. There can be no assurance, however, that the plaintiffs will not be awarded injunctive relief and/or money damages, some or all of which may be payable by the company.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 16, 1997, Quaker State held its Annual Meeting of Stockholders, at which four items were submitted to a vote of security holders. The first item voted upon was the election of directors, and the following individuals were elected as directors, with the following votes for or withheld from each:

         NAME                              VOTES FOR             VOTES WITHHELD
         ----                              ---------             --------------
John D. Barr                                 28,421,260             1,706,912
Herbert M. Baum                              28,467,860             1,660,312
Leonard M. Carroll                           28,507,344             1,620,828
Conrad A. Conrad                             28,516,823             1,611,349
J. Taylor Crandall                           28,495,019             1,633,153
Laurel Cutler                                28,272,643             1,855,529
C. Frederick Fetterolf                       25,820,574             4,307,598
Thomas A. Gardner                            28,483,281             1,644,891
F. William Grube                             28,323,080             1,805,092
Forrest R. Haselton                          28,525,343             1,602,829
L. David Myatt                               28,327,920             1,800,252
Raymond A. Ross, Jr.                         28,329,252             1,798,920
Lorne R. Waxlax                              28,501,891             1,626,281

The second matter submitted to a vote of security holders was the adoption of an amendment to the Corporation's Certificate of Incorporation to increase the number of shares authorized for issuance by the Corporation. On this second matter, 21,515,749 shares were voted for the proposition, 8,396,537 shares were voted against and 3,215,886 shares abstained.

The third matter submitted to a vote of security holders was the adoption of an amendment to the 1994 Stock Incentive Plan to authorize the issuance under the Plan of additional shares of the Corporation's Capital Stock, $1.00 par value. On this third matter, 18,414,506 shares were voted for the proposition, 5,122,050 shares were voted against, and 293,860 shares abstained.

The fourth matter submitted to a vote of security holders was the ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors for 1997. On this fourth matter, 29,685,584 shares were voted for the proposition, 186,495 were voted against, and 256,093 shares abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         3       Composite Certificate of Incorporation of the company amended as of May 16, 1997, filed herewith.

         4       Credit Agreement between Quaker State and Morgan Guaranty Trust Company of New York, as Agent, dated as of June 12, 1997, with a list of omitted schedules and exhibits, filed herewith.

         10(a)   1994 Stock Incentive Plan as amended and restated effective May 16, 1997, filed herewith.*

         10(b)   1996 Directors' Fee Plan, as amended and restated effective March 27, 1997, filed herewith.*

         10(c)   Resolution dated March 28, 1997 terminating the letter agreements entered into between Quaker State and each of its current non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors, filed herewith.*

         11      Computation of net income per share for the quarters and six month periods ended June 30, 1997 and
                 1996, filed herewith.

         12      Computation of ratio of earnings to fixed charges for the six month period ended June 30, 1997, filed herewith.

         27      Financial Data Schedule, filed herewith.

(b) No current reports on Form 8-K were filed by the company during the quarter ending June 30, 1997


*Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

                   QUAKER STATE CORPORATION AND SUBSIDIARIES

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                QUAKER STATE CORPORATION
                                       (Registrant)


Date       8/12/97              By       /s/ Herbert M. Baum
       ---------------                   --------------------------------
                                         Herbert M. Baum
                                         Chairman of the Board and
                                         Chief Executive Officer



Date       8/12/97              By       /s/ Conrad A. Conrad
       ---------------                   --------------------------------
                                         Conrad A. Conrad
                                         Vice Chairman and
                                         Chief Financial Officer

                            QUAKER STATE CORPORATION

                                  EXHIBIT LIST

       The following Exhibits are required to be filed with this quarterly report on Form 10-Q.



Exhibit No. and Document
------------------------
         3                 Composite Certificate of Incorporation of the company amended as of May 16, 1997, filed herewith.

         4                 Credit Agreement between Quaker State and Morgan Guaranty Trust Company of New York, as Agent, dated as of June 12, 1997, with a list of omitted schedules and exhibits, filed herewith.

         10(a)             1994 Stock Incentive Plan as amended and restated effective May 16, 1997, filed herewith.*

         10(b)             1996 Directors' Fee Plan, as amended and restated effective March 27, 1997, filed herewith.*

         10(c)             Resolution dated March 28, 1997 terminating the letter agreements entered into between Quaker State and each of its current non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors, filed herewith.*

         11                Computation of net income per share for the quarters and six month periods ended June 30, 1997 and
                           1996, filed herewith.

         12                Computation of ratio of earnings to fixed charges for the six month period ended June 30, 1997, filed herewith.

         27                Financial Data Schedule, filed herewith.


*Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.