Form 10-Q
period 1997-09-30
QUAKER STATE CORP
filed 1997-11-12
CIK 81381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Mark One
X                        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
------------------       OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

                         TRANSITION REPORT PURSUANT TO SECTION 13 OR
------------------       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                  -------------------     --------------------
Commission File Number 1-2677

QUAKER STATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                                                        25-0742820
(State or other jurisdiction of incorporation of organization)  (IRS Employer Identification No.)



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

                    Yes       X                      No
                        -----------------             ----------------

         As of October 31, 1997, 35,170,796 shares of Capital Stock, par value $1.00 per share, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


CONDENSED CONSOLIDATED STATEMENT OF INCOME
Quaker State Corporation and Subsidiaries

                                                                       QUARTER ENDED                   NINE MONTHS ENDED
                                                            -------------------------------   -------------------------------
                                                                  09/30/97        09/30/96          09/30/97        09/30/96
-----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)
REVENUES
Sales and operating revenues                                      $ 303,356       $289,197          $ 916,983      $ 823,540
Other, net                                                            1,132          1,751              4,551          5,943
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                                  304,488        290,948            921,534        829,483

COSTS AND EXPENSES
Cost of sales and operating costs                                   194,710        195,155            590,311        563,387
Selling, general and administrative                                  81,190         74,003            247,032        206,911
Depreciation and amortization                                        10,350          8,710             30,303         24,011
Interest                                                              7,189          3,110             20,251          7,035
Unusual item                                                          4,667             94              4,667            939
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL COSTS AND EXPENSES                                       298,106        281,072            892,564        802,283
-----------------------------------------------------------------------------------------------------------------------------
Pretax income                                                         6,382          9,876             28,970         27,200
Provision for income taxes                                            2,550          4,050             11,800         10,925
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                     3,832          5,826             17,170         16,275
Income from discontinued operations                                   1,477            928              3,848          3,358
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                        $   5,309       $  6,754          $  21,018      $  19,633
=============================================================================================================================

PER SHARE:
Income from continuing operations                                 $    0.11       $   0.16          $    0.49      $    0.48
Income from discontinued operations                                    0.04           0.03               0.11           0.10
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                              $    0.15       $   0.19          $    0.60      $    0.58
=============================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                                  35,453         36,067             35,256         34,002
=============================================================================================================================

DIVIDENDS PAID PER SHARE                                          $    0.10       $   0.10          $    0.30      $    0.30
=============================================================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Quaker State Corporation and Subsidiaries

                                                                                  NINE MONTHS ENDED
                                                                       -------------------------------------
                                                                                9/30/97           9/30/96
------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $  22,609          $  28,252
------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of property, equipment and refinery                        36,764              2,914
Capital expenditures                                                             (45,087)           (38,430)
Acquisition of businesses, net of cash acquired                                  (71,561)           (75,633)
Other, net                                                                        (3,343)            (7,920)
------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (83,227)          (119,069)
------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                                                   (10,492)           (10,159)
Proceeds from debt                                                               228,057            102,170
Payments on debt                                                                (171,465)           (30,555)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         46,100             61,456
------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                        (14,518)           (29,361)
Cash and cash equivalents at beginning of period                                  31,224             31,669
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  16,706          $   2,308
============================================================================================================

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
Quaker State Corporation and Subsidiaries

                                                                                 9/30/97             12/31/96
---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)                                               (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                                    $    16,706           $    31,224
Accounts and notes receivable, net                                               190,206               161,246
Inventories                                                                       92,507                97,522
Other current assets                                                              22,233                25,917
Net assets of discontinued operations                                             34,428                18,147
---------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                         356,080               334,056
---------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net of accumulated
    depreciation of $144,682 and $221,071                                        234,251               210,465
Goodwill, brands and other assets                                                531,372               467,418
Net assets of discontinued operations                                                  -                17,070
---------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                           $ 1,121,703           $ 1,029,009
===============================================================================================================

LIABILITIES
Current liabilities:
Accounts payable                                                             $    75,624           $    71,651
Accrued liabilities                                                               80,700                82,825
Debt payable within one year                                                       1,198                17,204
Debt to be refinanced                                                                  -               142,000
---------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                    157,522               313,680
---------------------------------------------------------------------------------------------------------------
Long-term debt                                                                   458,717               241,619
Other long-term liabilities                                                      188,711               175,041
---------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                            804,950               730,340
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock, $1.00 par value; authorized shares, 250,000,000 at 9/30/97 and
  95,000,000 at 12/31/96; issued shares,
  36,851,944 at 9/30/97 and 36,322,312 at 12/31/96                                36,852                36,322
Additional capital                                                               194,653               187,560
Retained earnings                                                                114,012               103,480
Treasury Stock, at cost, 1,699,593 shares at 9/30/97
     and 1,593,582 shares at 12/31/96                                            (26,924)              (25,433)
Other, net                                                                        (1,840)               (3,260)
---------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                   316,753               298,669
---------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 1,121,703           $ 1,029,009
===============================================================================================================

The accompanying notes are an integral part of the financial statements.

SEGMENT INFORMATION
Quaker State Corporation and Subsidiaries

                                                              QUARTER ENDED                    NINE MONTHS ENDED
                                                  --------------------------------   --------------------------------
                                                         09/30/97        09/30/96           09/30/97        09/30/96
---------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, UNAUDITED)
REVENUES
Lubricants and lubricant services                      $  237,540       $ 245,310         $  706,823       $ 733,078
Consumer products                                          68,405          44,590            217,675          92,764
Intersegment sales                                         (2,589)           (703)            (7,515)         (2,302)
---------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                               $  303,356       $ 289,197         $  916,983       $ 823,540
=====================================================================================================================

OPERATING PROFITS
Lubricants and lubricant services                      $   11,293       $  12,247         $   32,563       $  36,267
Unusual item                                               (4,667)              -             (4,667)           (250)
---------------------------------------------------------------------------------------------------------------------
Total Lubricants and lubricant services                     6,626          12,247             27,896          36,017
Consumer products                                          11,036           4,751             35,921          11,770
---------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING PROFITS                                    17,662          16,998             63,817          47,787
---------------------------------------------------------------------------------------------------------------------
Interest expense                                           (7,189)         (3,110)           (20,251)         (7,035)
Corporate income                                              235             732                616           2,308
Corporate expenses                                         (4,326)         (4,650)           (15,212)        (15,171)
Unusual item                                                    -             (94)                 -            (689)
---------------------------------------------------------------------------------------------------------------------
PRETAX INCOME                                          $    6,382       $   9,876         $   28,970       $  27,200
=====================================================================================================================

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

3. On August 1, 1997, subsidiaries of the company acquired all of the assets of Axius Holdings, L.P. (Axius) for approximately $51 million in cash. Axius is a marketer of automotive window sun protection products and automotive accessories. The acquisition has been accounted for under the purchase method. The purchase price allocation to assets and liabilities is preliminary. The acquisition has resulted in a preliminary excess of purchase price over fair market value of net assets of approximately $37.5 million. The operating results of Axius from the date of acquisition are included in the consumer products segment and in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1997.

     The following schedule is prepared on a pro forma basis as though Blue Coral, Inc. (Blue Coral), Medo Industries, Inc. and its affiliated companies and Axius had been acquired as of the beginning of 1996, after including the impact of adjustments, such as amortization of goodwill, brands and other intangible assets, interest expense and related tax effects.

       For the nine months ended September 30
       -------------------------------------------------------------------------------------------------------------
       (in thousands except per share data)                                         1997                       1996
       -------------------------------------------------------------------------------------------------------------
       Revenues                                                      $           947,429        $           966,794
       Income from continuing operations                                          18,912                     19,805
       Income per share from continuing operations                                   .54                        .57
       -------------------------------------------------------------------------------------------------------------

       The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been made prior to the period presented. In addition, they are not intended to be a projection of future results.


4.     Inventories consist of:

       -------------------------------------------------------------------------------------------------------------
       (in thousands)                                                            9/30/97                   12/31/96
       -------------------------------------------------------------------------------------------------------------
       Crude oil, lubricants and related materials                     $          64,123          $          76,462
       Consumer products                                                          28,384                     21,060
       -------------------------------------------------------------------------------------------------------------
       Total                                                           $          92,507          $          97,522
       -------------------------------------------------------------------------------------------------------------

       The reserve to reduce the carrying value of inventories from current costs to LIFO basis amounted to $11.6 million at September 30, 1997 and $18.3 million at December 31, 1996.

5. In July 1996, the Federal Trade Commission (FTC) filed an administrative proceeding seeking an order that the company's Slick 50 subsidiary cease and desist from making certain product claims concerning Slick 50 engine treatment and refrain from making other product claims without adequate substantiation. In August 1997 Slick 50 and the FTC entered into a tentative settlement of the administrative proceeding. The settlement, if approved, would include restrictions on the future advertising of Slick 50 products and an agreement by the FTC not to seek consumer redress provided Slick 50 makes available by January 1999 at least $10,000,000 in consumer redress in the form of coupons, refunds or free products for former purchasers of Slick 50 products. The proposed consent decree would be without any admission of wrongdoing by Slick 50. The company does not anticipate a significant impact on its results of operations or liquidity as a result of the restriction that would be imposed on future advertising of Slick 50 products by the FTC consent decree.

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

     Also in May 1997, Hot Wax, Inc. filed a suit in the United States District Court for the Northern District of Illinois. Plaintiff purports to be a Wisconsin corporation that manufactures a wax product called "Hot Wax" designed for use in automated car washes. The complaint names Blue Coral and others as defendants. The case is purportedly brought under the federal trademark statute, the Lanham Act, and the complaint alleges that Blue Coral falsely represented certain products it marketed, advertised and sold to consumers and retailers. Plaintiff seeks an injunction against Blue Coral and also seeks to recover money damages, attorneys' fees and costs. Blue Coral was dismissed without prejudice on July 29, 1997. The suit was refiled against Blue Coral separately, in October 1997.

     In July 1997, Dura Lube Corporation and certain of its affiliates filed a suit in the United States District Court for the District of Delaware. The complaint names the company and its Slick 50 subsidiary as defendants and asserts claims under the Sherman Act and the Clayton Act and for tortious interference with business relations and civil conspiracy. Plaintiff alleges that the company has attempted and conspired to monopolize the market for engine treatment. Plaintiff seeks treble damages, punitive damages, attorneys' fees and costs as well as injunctive relief.

     Also in July 1997, Conte Bros. Automotive, Inc. and Hi/Tor Automotive, individually and on behalf of all others similarly situated who offered for sale or sold engine additives or treatments which compete with Slick 50(R) engine treatments filed a suit in the United States District Court for the District of New Jersey. The complaint names the company's Slick 50 subsidiary and its subsidiaries as defendants. The complaint alleges that the defendants falsely and misleadingly advertised and marketed Slick 50(R) engine treatments in violation of the New Jersey Consumer Fraud Act and the federal Lanham Act and seeks monetary relief, restitution, damages, lost revenues, and injunctive relief.

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

7. In July 1997, the company completed the sale of its Newell, West Virginia refinery and associated inventory for total proceeds of approximately $39 million. Included in the sale were the company's oil gathering and pipeline facilities in Ohio and Pennsylvania. The company retained responsibility for certain environmental matters relating to the refinery. A one-time charge of $4.7 million was recognized as a result of environmental issues and certain contractual obligations associated with the sale.

8. On November 3, 1997, the company announced it had entered into a memorandum of understanding to acquire the Rain-X(R) brand of automotive glass coatings and glass treatments, and other related assets. The acquisition is expected to be completed in November 1997.

     Also on November 3, 1997, the company completed the sale of Truck-Lite for $82 million in cash, subject to final adjustments. Accordingly, Truck-Lite is presented as a discontinued operation as of September 30, 1997 and for the three and nine months ended September 30, 1997. The December 31, 1996 balance sheet presented has been reclassified to conform to the presentation of Truck-Lite as a discontinued operation.
     The sale will result in a gain.

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

     In June 1997, the Financial Accounting Standards Board issued Standards No. 130 and No. 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information" Standard No.
     130 will require the company to disclose comprehensive income and its components in its financial statements using the guidance set forth in the Standard. Standard No. 131 will require the company to report certain information about operating segments in its financial statements using the guidance set forth in the Standard. The new Standards are effective for fiscal years beginning after December 15, 1997. The company is evaluating the impact the Standards will have on its financial statement presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The condensed consolidated financial statements, segment information and related notes for Quaker State Corporation (the company) included in this Form 10-Q, should be read as an integral part of this analysis.

In July 1997, the company completed the sale of its Newell, West Virginia refinery and associated inventory for total proceeds of approximately $39 million. Included in the sale were the company's oil gathering and pipeline facilities in Ohio and Pennsylvania. The company retained responsibility for certain environmental matters relating to the refinery. The company plans to continue to operate the blending and packaging facility adjacent to the refinery. As a result of the sale, the company recorded a one-time charge of $4.7 million ($2.8 million after-tax) relating primarily to environmental reserves and certain contractual obligations associated with the refinery sale.

On August 1, 1997, subsidiaries of the company acquired all of the assets of Axius Holdings, L.P. (Axius) for approximately $51 million in cash. Axius is a marketer of automotive window sun protection products and automotive accessories. The acquisition has been accounted for under the purchase method. The purchase price allocation to assets and liabilities is preliminary. The acquisition has resulted in a preliminary excess of purchase price over fair market value of net assets of approximately $37.5 million. The operating results of Axius from the acquisition date are included in the consumer products segment.

On November 3, 1997, the company completed the sale of Truck-Lite for $82 million in cash, subject to final adjustments. Accordingly, Truck-Lite is presented as a discontinued operation as of September 30, 1997 and for the three and nine months ended September 30, 1997. The December 31, 1996 balance sheet presented has been reclassified to conform to the presentation of Truck-Lite as a discontinued operation. The sale will result in a gain. Proceeds from the sale will be used to reduce debt and/or fund future acquisitions.

On November 3, 1997, the company announced it had entered into a memorandum of understanding to acquire the Rain-X (R) brand of automotive glass coatings and glass treatments, and other related assets. The acquisition is expected to be completed in November 1997.

The company reported net income of $5.3 million or $.15 per share for the quarter ended September 30, 1997, compared to net income of $6.8 million or $.19 per share for the quarter ended September 30, 1996. Net income for the quarter ended September 30, 1997 includes income of $3.8 million or $.11 per share from continuing operations and $1.5 million or $.04 per share from the discontinued operations of Truck-Lite. Included in income from continuing operations is the one-time charge of $4.7 million ($2.8 million after-tax) relating to exiting the refining business. Sales and operating revenues were $303.4 million for the quarter ended September 30, 1997 and $289.2 million for the quarter ended September 30, 1996. This increase is due to the inclusion of Medo Industries, Inc. and its affiliated companies (Medo), which were acquired in October 1996. The increase was offset by lower revenues in the lubricants and lubricant services segment due to exiting the refining business. Excluding the one-time refinery exit charge, operating profit from continuing operations for the quarter ended September 30, 1997 increased 31% to $22.3 million from $17 million for the quarter ended September 30, 1996. This increase is primarily due to the improved operating profit in the consumer products segment.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Lubricants and lubricant services operating profit before the one-time refinery exit charge was $11.3 million for the quarter ended September 30, 1997, compared to $12.2 million for the quarter ended September 30, 1996. This decrease is primarily due to exiting the refining business where positive margins were experienced in the third quarter of 1996, partially off set by product cost savings in the current quarter. Revenues for the quarter ended September 30, 1997 were $237.5 million, down 3% from $245.3 million for the quarter ended September 30, 1996. This decline is primarily due to a decrease in nonbranded motor oil volume and exiting the refining business partially offset by a 12% increase in branded motor oil volume, a 14% increase in car counts and a 3% increase in average ticket prices at the company's Q Lube operations.

Consumer products operating profit was $11 million for the quarter ended September 30, 1997, compared to $4.8 million for the quarter ended September 30, 1996. This increase is primarily due to the inclusion of Medo. Revenues for the quarter ended September 30, 1997 were $68.4 million, compared to $44.6 million for the quarter ended September 30, 1996. This increase is due to the inclusion of Medo and Axius.

For the quarter ended September 30, 1997, corporate income was $235,000 compared to $732,000 for the quarter ended September 30, 1996. The decrease is due to royalties and interest received in 1996 on the long-term receivable settled in December 1996. Interest expense increased for the quarter ended September 30, 1997 as a result of utilizing debt in recent acquisitions. Corporate expenses decreased to $4.3 million from $4.7 million for the quarter ended September 30, 1996.

The effective tax rate for the quarter ended September 30, 1997 of 40% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes and nondeductible amortization.

The company reported net income of $21 million or $.60 per share for the nine months ended September 30, 1997, compared to net income of $19.6 million or $.58 per share for the nine months ended September 30, 1996. Net income for the nine months ended September 30, 1997 includes income of $17.2 million or $.49 from continuing operations and $3.8 million or $.11 per share from the discontinued operations of Truck-Lite. Included in income from continuing operations is the one-time charge of $4.7 million ($2.8 million after-tax) relating to exiting the refining business. Sales and operating revenues were $917 million for the nine months ended September 30, 1997 and $823.5 million for the nine months ended September 30, 1996. This increase is primarily due to the inclusion of Blue Coral and Medo, which were acquired in 1996. The increases were offset by lower revenues in the lubricants and lubricant services segment due to soft retail market conditions and exiting the refining business. Excluding unusual items operating profit for the nine months ended September 30, 1997 increased 43% to $68.5 million from $48 million for the nine months ended September 30, 1996. This increase is primarily due to the inclusion of Blue Coral and Medo offset by poor refining margins.

Lubricants and lubricant services operating profit before unusual items was $32.6 million for the nine months ended September 30, 1997, compared to $36.3 million for the nine months ended September 30, 1996. This decrease is primarily due to poor refining margins. Revenues for the nine months ended September 30, 1997 were $706.8 million, down 4% from $733.1 million for the nine months ended September 30, 1996. This decline reflects a decrease in nonbranded motor oil volume and the exit of the refining business, partially offset by a 4% increase in branded motor oil volume, a 7% increase in car counts and a 2% increase in average ticket prices at the company's Q Lube operations.

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Consumer products operating profit was $35.9 million for the nine months ended September 30, 1997, compared to $11.8 million for the nine months ended September 30, 1996. Revenues for the nine months ended September 30, 1997 were $217.7 million, compared to $92.8 million for the nine months ended September 30, 1996. These increases are primarily due to the inclusion of Blue Coral and Medo in 1997.

For the nine months ended September 30, 1997, corporate income was $616,000 compared to $2.3 million for the nine months ended September 30, 1996. The decrease is due to royalties and interest received on the long-term receivable settled in December 1996. Interest expense increased for the nine months ended September 30, 1997 as a result of utilizing debt in recent acquisitions. Corporate expenses were unchanged at $15.2 million for the nine months ended September 30, 1997 compared to the same period in 1996.

The effective tax rate for the nine months ended September 30, 1997 of 41% for continuing operations is higher than the 35% federal rate due to the added impact of state and foreign taxes and nondeductible amortization.

Cash and cash equivalents decreased by $14.5 million from December 31, 1996. The decrease was comprised of $22.6 million cash provided by operations, $83.2 million cash used in investing activities and $46.1 million cash provided by financing activities. Cash provided by operations was negatively impacted by working capital requirements.

Cash used in investing activities of $83.2 million was primarily due to $45.1 million in capital expenditures and $71.6 million used in acquisitions. These uses were partially offset by proceeds of $36.8 million from disposal of property, equipment and the refinery and associated inventories. Cash provided by financing activities of $46.1 million was primarily due to working capital needs and investing activities.

In June 1997, the company replaced its $140 million and $165 million lines of credit with a $400 million Credit Agreement. The Credit Agreement provides for loans from time to time not in excess of $400 million outstanding at any time, and provides for various interest rate elections by the company. The Credit Agreement expires June 2002.

On September 25, 1997 the Board of Directors of the company authorized a quarterly dividend of $.10 per share, payable to shareholders of record as of November 15, 1997.

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

        In June 1997, the Financial Accounting Standards Board issued Standards No. 130 and No. 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." Standard No. 130 will require the company to disclose comprehensive income and its components in its financial statements using the guidance set forth in the Standard. Standard No. 131 will require the company to report certain information about operating segments in its financial statements using the guidance set forth in the Standard. The new Standards are effective for fiscal years beginning after December 15, 1997. The company is evaluating the impact the Standards will have on its financial statement presentation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The company reported in its report on Form 10-K for the year ending December 31, 1996, that its subsidiary Quaker State-Slick 50 (Slick 50) and several Slick 50 subsidiaries and the company in some instances were named as defendants in ten lawsuits filed on behalf of purported classes of purchasers of Slick 50(R) engine treatment alleging that false, misleading, deceptive and /or unsubstantiated advertising claims were made for Slick 50(R) engine treatment. On August 29, 1997, the U.S. District Court for the Northern District of Alabama dismissed, without prejudice, the case captioned Davis, et. al. v. Quaker State Corporation, et. al. On September 28, 1997, the U.S. District Court for the Eastern District of New York entered an order remanding to the Supreme Court of New York the case captioned Lombardi et. al. v. Quaker State-Slick 50, Inc. et. al. On October 2, 1997, the District Court for Harris County, Texas entered an order transferring venue in the case captioned Torres, et. al. vs. Quaker State-Slick 50, Inc. et. al., to the 68th Judicial District Court of Dallas County, Texas. On September 15, 1997, the U.S. District Court for the Northern District of Alabama dismissed, without prejudice, the case captioned Hargett, et. al. vs. Quaker State Corporation, et. al.

On July 31, 1997, an action was filed in the United States District Court for the District of New Jersey by Conte Bros. Automotive, Inc. and Hi/Tor Automotive, individually and on behalf of all others similarly situated who offered for sale or sold engine additives or treatments which compete with Slick 50(R) engine treatments. The action names as defendants Slick 50, its successor and several of its subsidiaries and affiliates. The complaint alleges that the defendants falsely and misleadingly advertised and marketed Slick 50(R) engine treatments in violation of state consumer protection statutes and the federal Lanham Act and seeks monetary relief, restitution, damages, lost revenues, and injunctive relief. The company intends to contest the action vigorously. There can be no assurance, however, that the plaintiffs will not be awarded injunctive relief and/or money damages, some or all of which may be payable by the company.

The company reported in its Form 10-Q for the period ended June 30, 1997 Hot Wax, Inc. filed a suit in the United States District Court for the Northern District of Illinois against a number of car wax manufactures including the company's subsidiary Blue Coral, Inc. (Blue Coral). This suit was refiled separately on October 1, 1997 against Blue Coral following dismissal of Blue Coral from the earlier action. Plaintiff purports to be a Wisconsin corporation that manufactures a wax product called "Hot Wax" designed for use in automated car washes. The company intends to contest the action vigorously. There can be no assurance, however, that the plaintiffs will not be awarded injunctive relief and/or money damages, some or all of which may be payable by the company.

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits

         11 Computation of net income per share for the quarters and nine month periods ended September 30, 1997 and 1996, filed herewith.

         12 Computation of ratio of earnings to fixed charges for the nine month period ended September 30, 1997, filed herewith.

         27       Financial Data Schedule, filed herewith.

(b) A current report on Form 8-K was filed by the Company on August 7, 1997 disclosing under Item 5 that a tentative settlement had been reached in the administrative proceeding brought by the Federal Trade Commission against Quaker State-Slick 50, Inc. (Slick 50), a subsidiary of the Company, and several Slick 50 subsidiaries.

                    QUAKER STATE CORPORATION AND SUBSIDIARIES


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUAKER STATE CORPORATION
                                                  (Registrant)


Date        11/12/97                    By       /s/ Herbert M. Baum
            --------------------                 ------------------------------
                                                 Herbert M. Baum
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date        11/12/97                    By       /s/ Conrad A. Conrad
            --------------------                 ------------------------------
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

Exhibit No. and Document

         11 Computation of net income per share for the quarters and nine month periods ended September 30, 1997 and 1996, filed herewith.

         12 Computation of ratio of earnings to fixed charges for the nine month period ended September 30, 1997, filed herewith.

         27       Financial Data Schedule, filed herewith.