Form 10-K405
period 1997-12-31
QUAKER STATE CORP
filed 1998-03-27
CIK 81381

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997

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

     Capital Stock, par value                      New York Stock Exchange
         $1.00 per share                               Pacific Exchange

  Rights to Purchase Capital Stock,                 New York Stock Exchange
      par value $1.00 per share                        Pacific Exchange

        6.625% Notes due 2005                       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 14(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for at least the past 90 days. Yes  X    No
                                                      ------   ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The registrant estimates that as of March 17, 1998 the aggregate market value of the shares of its Capital Stock held by non-affiliates of the registrant was more than $561,481,000.

         As of March 17, 1998, there were 36,302,879 shares of Capital Stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for Quaker State's Annual Meeting of Stockholders to be held on May 15, 1998 are incorporated by reference in Part III of this annual report on Form 10-K.
================================================================================

PART I

ITEM 1.  BUSINESS.

         Quaker State Corporation ("Quaker State" or the "Company") is a leading producer and marketer of motor oils and other lubricants. The Company also operates fast lube centers in certain areas of the United States and Canada, markets automobile engine and fuel treatments, automotive window shades and automotive accessories, and manufactures and sells automobile polishes, car wash products and automotive air fresheners.

         The Company markets and distributes major national brand, private label and proprietary brand lubricants and other automotive aftermarket products primarily in the United States, Canada and Mexico. Quaker State's Q Lube, Inc. ("Q Lube") subsidiary operates fast lube centers that offer consumers quick and economical oil changes and related services for passenger vehicles (primarily under the name "Q Lube"). Quaker State also provides collection, transportation and recycling services for used oil, antifreeze and filters in certain regions of the United States.

         The Company has taken initiatives to increase its share of the motor oil market by introducing new products and repositioning the Company's current product line, extending the Company's existing brands, acquiring new brands, creating niche markets for certain of the Company's products and offering incentive programs and marketing allowances to customers and independent distributors.

         Quaker State's goal is to continue the growth of its lubricants and lubricant services businesses and to strengthen further its position as a leading North American motor oil company by capitalizing on the Company's brand name, expanding its Q Lube operations, emphasizing its distribution, customer service and technological capabilities and providing comprehensive lubricant products and services, including the recycling of used oils and related materials.

         The Company's Consumer Products segment is comprised of Blue Coral/Slick 50, Ltd. ("Blue Coral"), Quaker State International, Limited ("Quaker State International"), Rain-X Corporation ("Rain-X"), and Medo Industries, Inc. ("Medo"). In July 1995, the Company acquired Slick 50, Inc. ("Slick 50"), a marketer of automotive engine treatments and related automotive chemicals. In June 1996, the Company acquired Blue Coral, Inc., a manufacturer and marketer of automobile appearance products, commercial and industrial cleaning products and commercial car wash products. In early 1997, Blue Coral, Inc. and Slick 50 were consolidated to form one operating entity called Blue Coral, and the international operations of Blue Coral, Inc. and Slick 50 were consolidated under the name Quaker State International. At that time, Blue Coral's commercial car wash business was transferred to a newly formed subsidiary, Blue Coral Systems, Inc. ("BC Systems"). In October 1996, the Company acquired Medo, a company engaged in the design, manufacture and marketing of air fresheners primarily for use in automobiles.

         In August 1997, Medo acquired the assets of Auto-Shade, L.L.C. and Auto-Shade (Overseas) L.L.C. and created a separate operating division (now operated under the name Axius/AutoShade division of Medo, hereafter "Axius"). Axius designs and markets automotive window sun protection products and automotive accessories. In November 1997, the Company acquired Rain-X, the marketer of the leading brand of rain repellant for automobile windows, and incorporated its operations into Blue Coral. The Company plans to continue to expand its Consumer Products segment through internal growth and by other acquisitions in the automotive aftermarket that capitalize on the Company's strong sales, distribution and customer service capabilities.

         Quaker State believes that acquisitions will be an important aspect of its corporate strategy. However, there can be no assurance that the Company will be successful in finding other suitable acquisition or expansion opportunities.

         In November 1997, the Company sold its subsidiary Truck-Lite Co., Inc. ("Truck-Lite") to a third party. Truck-Lite manufactures safety lighting equipment for trucks and automobiles, which is sold to original equipment manufacturers and replacement parts distributors.

         The Company, a Delaware corporation formed in 1931, has its principal executive offices at 225 E. John Carpenter Freeway, Irving, Texas 75062. Its telephone number is (972) 868-0400. For further information about Quaker State's business segments, see Lubricants and Lubricant Services and Consumer Products, below.

RECENT DEVELOPMENTS

         In December 1997, the Company announced a restructuring plan to reduce costs, streamline and consolidate its operations, and take advantage of potential synergies from recent acquisitions of consumer car care products businesses. The restructuring includes plans for a work force reduction and the closure of certain manufacturing and distribution facilities owned or operated by the Lubricants and Lubricant Services segment or the Consumer Products segment. The restructuring plan is expected to be completed by 1999.

         In December 1997, the Company also announced that it had initiated a major overhaul of its information systems. As part of the overhaul, the Company has begun an enterprise-wide program to identify and resolve problems in the Company's computer systems and embedded technologies (i.e., built-in systems) that could be caused by the Year 2000 data processing issue. The project is expected to be completed by 1999. The Company is expending significant resources to ensure that its computer systems are reprogrammed, and its software and embedded technologies are replaced or corrected, in time to deal effectively with transactions in the Year 2000 and beyond. The Year 2000 creates risk for the Company from unforeseen problems in its own computer systems and embedded technologies and in those of third parties with which the Company does business. The Company will request information from its customers and suppliers to assess the impact, if any, on the Company due to the effects of the Year 2000 on third-party systems. The Company does not expect that the cost to correct Year 2000 issues will be material to its business and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information.

LUBRICANTS AND LUBRICANT SERVICES

         Quaker State blends, packages, markets and sells lubricants (primarily motor oils for automobiles and trucks). The lubricants also include transmission fluids, gear lubricants and greases for automobiles and trucks, as well as specialty lubricants designed for other types of vehicles, such as sport utility vehicles, marine craft, motorcycles and snowmobiles. The lubricants are sold under the Quaker State brand name and certain private label and proprietary brand names. Quaker State also purchases and resells automotive consumer products such as oil and air filters and antifreeze. The administrative offices for the Lubricants and Lubricant Services segment are located in Irving, Texas and Salt Lake City, Utah.

         Quaker State provides collection, transportation and recycling services for used oil, antifreeze and used oil filters in certain regions of the United States through Specialty Environmental Services ("SES").

         During 1997, revenues from the Lubricants and Lubricant Services segment comprised approximately 76% of the Company's total sales and operating revenues from continuing operations. See "Marketing by the Lubricants and Lubricant Services and Consumer Products Segments" below for further information. Sales to one customer by the Lubricants and Lubricant Services segment were material to the segment.

         Manufacturing. Motor oils and lubricants are made by blending additives with lubricant stocks refined from crude oil at five blending and packaging plants operated by Quaker State and its subsidiaries in Vicksburg, Mississippi; Newell, West Virginia; Shreveport, Louisiana; San Antonio, Texas; and Carson, California. The Newell, West Virginia location is leased and the other locations are owned. Quaker State's motor oils are made from lubricant stocks purchased from a number of refiners. During 1997, 14% of the lubricant stocks used by Quaker State were produced at the former Congo refinery in Newell, West Virginia (which was sold to a third party in July, 1997), 58% of the Company's lubricant stocks were purchased from one supplier and approximately

90% of the Company's additives were purchased from one supplier. The Company believes that alternative sources of supply for lubricant stocks and additives are readily available.

         Quaker State sells its branded motor oils in packages ranging in size from four ounces to 55 gallons and sells a significant amount in bulk. Packaged motor oils are sold primarily in one quart plastic bottles, which, in the United States, are made by others to Quaker State's specifications. Quaker State makes certain other containers itself and purchases the remainder from a number of suppliers. Greases and some specialty lubricants manufactured by Quaker State are privately labeled and sold by third parties using their brands.

         Domestic Sales. Quaker State sells motor oils and other lubricants directly to retailers and through independent distributors. Quaker State distributes its products from 31 warehouse and distribution facilities located around the United States, of which 13 are owned and 18 are leased.

         Direct sales are made to national and regional chain stores, to fast lube centers and to resellers and end users primarily in large metropolitan areas. The resellers include wholesalers and retailers, and the end users include industrial and commercial accounts and fleet customers.

         As of December 31, 1997, there were 79 independent distributors selling Quaker State products in all 50 states. Independent distributors resell to service stations, retailers, automobile dealers, repair shops, fast lube centers, automobile parts stores, retail food chains, fleet and commercial customers and wholesale outlets.

         The leading products sold by this segment, other than lubricants, are oil, air and fuel filters. The Company also sells antifreeze, brake and power steering fluids, fuel additives, spray lubricants and cleaners and automotive undercoatings. These automotive consumer products are sold to the same entities to which lubricant sales are made.

         Foreign and Export Sales. Quaker State's Canadian subsidiary, Quaker State, Inc. ("QSI"), has been a producer and marketer of private label and Quaker State branded motor oils in Canada for many years. Sales in Canada are made primarily through independent distributors and fast lube centers under contract with QSI, but also directly to customers. Quaker State believes that its motor oil is the largest selling brand in Canada.

         Quaker State sells branded motor oils in Japan through a Quaker State subsidiary and in Mexico through a licensee. Quaker State believes that Quaker State motor oil is the largest selling independent brand in Mexico.

         Quaker State sells its motor oils in 66 foreign countries through independent distributors. The largest amount of export sales is made to the Dominican Republic. During 1997, Quaker State also made a significant part of its export sales to Guatemala, Puerto Rico, Korea, Ecuador, Poland, Sweden and Taiwan.

         During the three years ended December 31, 1997, total revenues from foreign operations in the Lubricants and Lubricant Services segment, including export sales, were: 1997 - $71,460,000; 1996 - $77,368,000; and 1995 -
$78,260,000. The largest component of these revenues comes from Canada.

         Fast Lube Centers. Quaker State's Q Lube subsidiary is one of the largest operators and franchisers of fast lube centers in the United States. Fast lube centers owned by Q Lube and its franchisees are operated under the names Q Lube, McQuik's Oilube or Quaker State Minit-Lube. Fast lube centers are service outlets providing quick and inexpensive oil changes, lubrication and related services and products for automobiles. Q Lube recently began offering similar services for boats at its Q Lube Marine Centers. Q Lube provides oil changes and lubrication services to consumer vehicles and related products and services such as air filters, breathers, PCVs, wipers, headlights, engine treatments, coolant system drain and refill services, and automatic transmission service. Q Lube is expanding its service offerings in certain locations to include coolant flushing, vacuuming, air-conditioning system recharging and other services.

         Q Lube is one of Quaker State's largest outlets for Quaker State motor oils. In 1991, Q Lube began to convert its company-operated fast lube centers to the name Q Lube, featuring heightened Quaker State identification. At the end of 1997, the conversion to the Q Lube name at all Company-operated stores was substantially complete. At December 31, 1997 there were 573 Q Lube locations in the United States and Canada. In the United States, 143 locations are owned, 246 locations are leased and operated by Q Lube, and 152 are licensed franchise locations. Q Lube also owns one marine lube center and three mobile oil change centers in the United States. Q Lube centers are located in 28 states primarily in the Western, Midwestern and Southern United States. Q Lube also owns an interest in 17 outlets and has 11 franchise locations in Canada.

CONSUMER PRODUCTS

         During 1996, the Company formed a new Consumer Products segment, which was comprised of Slick 50, Blue Coral, Inc. and Medo. During 1997, Rain-X and Axius became part of the segment.

         The Consumer Products segment accounted for 24% of the Company's total consolidated sales and operating revenues in 1997. Sales to one customer by the Consumer Products segment were material to that segment.

         Manufacturing. Blue Coral purchases motor oils, additives and chemicals, and either manufactures finished engine and fuel treatments itself in Cleveland, Ohio or contracts with an outside packager to produce finished products in accordance with Blue Coral's specifications. Blue Coral purchases chemicals, waxes and cleaners from a variety of suppliers, and blends and packages finished automotive protectants at the Cleveland facility. Blue Coral owns its manufacturing and headquarters facilities, and leases its distribution facilities, in Cleveland.

         BC Systems arranges for the bulk manufacturing of car wash soaps, waxes and polishes which it sells to commercial users.

         Medo purchases paperboard, containers and fragrances from a variety of suppliers, and manufactures and distributes finished air fresheners from a leased Baltimore, Maryland facility. Axius designs and markets automotive window sun protection products and automotive accessories. Axius purchases its automotive window sun protection and other accessory products from a variety of suppliers and distributes sunshades and other automotive accessories from a leased Moorpark, California facility.

         Quaker State International uses third party contract manufacturers in the United Kingdom to produce products such as automotive appearance products and engine, fuel and radiator additives and leases its United Kingdom headquarters facilities.

         Domestic Sales. Products are generally sold to major national retailers, mass merchandisers, and automotive chains. Sales by the Consumer Products segment to the major national retailers are in most cases made directly and sales to other accounts are made through independent distributors. BC Systems sells car appearance products to commercial users such as car washes, primarily through its sales staff.

         Foreign and Export Sales. Products are sold in approximately 75 foreign countries, through subsidiaries of the Company and independent distributors. Quaker State International sells Blue Coral automotive appearance products and Slick 50 engine treatment and other products in 40 foreign countries. Quaker State International also leases warehouse space in the United Kingdom and Singapore. Quaker State International's principal foreign markets are the United Kingdom, Spain, France, Germany, Australia and Asia. Quaker State International has exclusive distributors in France, Germany, Japan, Poland and Turkey. Medo distributes all its branded products internationally in 75 countries through independent third party distributors. Axius purchases its automotive window sun protection and other accessory products from a variety of foreign suppliers and operates a leased facility in Hong Kong that supports sales and distribution of its products in 34 countries.

         During the three years ended December 31, 1997, total revenues from foreign operations in the Consumer Products segment, including export sales, were: 1997 - $46,224,000; 1996 - $12,543,000; and 1995 - $3,298,000. The
revenues from 1995 include Slick 50 revenues from the date of acquisition and for 1996 include Blue Coral,

Inc. and Medo from the dates of acquisition. The revenues for 1997 include Axius and Rain-X from the respective dates of acquisition. The largest component of these revenues comes from sales in the United Kingdom.

MARKETING BY THE LUBRICANTS AND LUBRICANT SERVICES AND CONSUMER PRODUCTS
SEGMENTS

         Quaker State's Lubricants and Lubricant Services and Consumer Products segments aggressively market their products. In particular, these segments rely heavily on media advertising to project the quality image of their products and to maintain their respective competitive positions.

         In addition to media advertising, marketing costs include sponsorship of automobile racing teams, participation in automotive trade shows and distribution of promotional materials. Quaker State also provides marketing allowances to its customers and has incentive programs for its direct retail customers and independent distributors.

         Quaker State has U.S. and foreign trademark registrations or applications in effect covering the use of its trademarks and service marks Quaker State(R), Q Lube(R) and other product names, logos and designs utilized in connection with the sale of products in the Lubricants and Lubricant Services segment. Quaker State also has U.S. and foreign trademark registrations, applications or licenses in effect covering the use of its trademarks and service marks Slick 50(R), Blue Coral(R), Black Magic(TM), Westley's(R), Bleche-Wite(R), T-Plus(R), Rain-X(R), Medo(R), leaf design(R), Ultra Norsk(R), and Ozium(R) by the Consumer Products segment. Quaker State believes that these registrations and applications are important to the success of its marketing efforts and have been effective in preventing use of the trademarks by others. The trademark registrations expire at various dates, but in each case may be renewed.

         The Company has various patents that expire from time to time and applies for patents on new products on an ongoing basis. Although the Company believes that, in the aggregate, its patents constitute an important asset, it does not believe its business is materially dependent upon any single patent or any group of related patents.

         Medo, Axius, BC Systems and Blue Coral use a number of patents and trademarks owned by third parties pursuant to license agreements that expire on various dates. These agreements are material to the business of the Consumer Products segment and the segment generally negotiates extensions as the agreements expire.

         In 1997, sales to Wal*Mart Stores, Inc. and its affiliated companies exceeded 10% of Quaker State's consolidated revenues.

DISCONTINUED TRUCK-LITE OPERATIONS

         In November 1997, the Company completed the sale of all of the capital stock of Quaker State's Truck-Lite subsidiary to a subsidiary of Penske Capital Partners L.L.C. Truck-Lite manufactures vehicular safety lighting equipment sold to original equipment manufacturers and replacement parts distributors. For further information with respect to the discontinued Truck-Lite operations, see
Note 5 to the "Notes to Consolidated Financial Statements."

FINANCIAL INFORMATION BY BUSINESS SEGMENT

         Financial information (capital expenditures, identifiable assets, depreciation, depletion and amortization) for Quaker State's operations by business segment is set forth in the segment information which appears on pages 37 and 38 hereof as well as under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." This financial information is incorporated in this item by reference.

COMPETITION

         Lubricants and Lubricant Services. The motor oil business is highly competitive. The major competitors of Quaker State and their principal brands of motor oil are Pennzoil Company (Pennzoil(R)), Ashland Inc. (Valvoline(R)), Texaco, Inc. (Havoline(R)), Burmah Castrol PLC (Castrol(R)), and Mobil Oil Corporation (Mobil1(R)). Quaker State also competes with a number of independent blending and packaging companies. The principal methods of competition in the motor oil business are product quality, price, distribution capability, advertising and sales promotion. Many of the competitors, particularly the major integrated oil companies, have substantially greater finished motor oil capacities and financial resources than Quaker State.

         The fast lube business is also highly competitive. The major competitors of Q Lube are Jiffy Lube International, Inc. (a subsidiary of Pennzoil Company) and Ashland Inc. through its Valvoline Instant Oil Change centers. A large number of independent fast lube chains also compete with Q Lube on a regional or local basis. In addition to competing with other fast lube centers, Q Lube competes with automobile dealers, service stations and garages. The principal methods of competition are quality of service, speed, location, warranty, price, convenience, reliability and sales promotion.

         In the waste oil collection, transportation, management and recycling business, SES competes with Safety-Kleen Corp.; International Petroleum Corp.; First Recovery, Inc., a division of Ashland, Inc.; and a number of regional waste oil haulers. The principal methods of competition are price, location, quality, environmental indemnification and reliability of service.

         Outside the United States, Quaker State competes with foreign manufacturers (including some that are government-owned) and with its major U.S. competitors. Internationally, the primary methods of competition are price, service, sales support programs, brand acceptance, and marketing programs.

         Consumer Products. All of the product lines sold by the Consumer Products segment are in highly competitive businesses. The major competitors of Slick 50 products and their principal brands of engine additives and functional fluids are Ashland Inc. (Valvoline TM8(TM) engine treatment); Howe Laboratories, Inc. (Duralube(R) brand engine treatment and fuel system cleaner); Turtle Wax, Inc. (Lubricator 2001(TM) engine treatment and Sure Fire(TM) fuel treatment); Prestone Products Corporation, a subsidiary of Allied Signal Automotive Products Group, Inc. (Prestone(R) brand functional fluids); Pennzoil Company (Snap(R) products and Gumout(R) fuel system cleaner); Octane Boost Corporation (104+ Octane Boost(R) fuel system cleaner); Chevron Corporation (Pro-Gard(R) fuel system cleaner); and Burmah Castrol PLC (Castrol(R) fuel treatment).

         The major competitors of the Blue Coral and/or Rain-X brands are The Clorox Company (Armor All(R) brand products), Turtle Wax, Inc. (Turtle Wax(R) products), and First Brands Corporation (STP(R) Son of a Gun!(R) cleaners, Simoniz(R) waxes, and STP(R) Vision Blade(R) automotive window protectants). BC Systems competes with the same companies as Blue Coral and with Zep Manufacturing Company (Zep(R) brand products).

         The major competitor of Medo is Car Freshner Corporation (Tree design(R)), and Medo competes with many other smaller companies, including California Scents Corporation (California Scents(R), Cool Gel(R), and Spritzers(R) brands), and New Ideas International, Inc. (New Ideas International(R), Filtermate(R), and Scent Clip(R)). The major competitors of Axius are Courtaulds Performance Films, Inc. (Gila Sunshine(R) sun protection and film); Superior Industries International, Inc. (Sport Grip(R) steering wheel covers); and H&L Products, Inc. (Samsonite(TM) automotive organizers). Axius also competes with many other smaller companies.

         The principal methods of competition for the Consumer Products segment are price, quality, delivery, warranty terms, technical innovation, advertising and sales promotion.

         Quaker State International competes through price, product performance, co-operative advertising support and services. The primary international competitors of the Blue Coral and Slick 50 product lines are Wynn's International, Inc., Holt Lloyd Group Limited, and the main United States competitors.

RESEARCH AND DEVELOPMENT

         Research and development activities in the Lubricants and Lubricant Services segment are directed toward continued improvement of Quaker State motor oils, other lubricants and engine additives and the development of new or improved automotive consumer products. Research and development personnel develop quality control programs to assure the continuous production of high quality products and provide extensive technical services to the manufacturing, packaging, sales and marketing operations as well as to customers and consumers. Research and development activities in the Consumer Products segment primarily involve the development of new and innovative products. The amounts spent on research and development by Quaker State during the three years ended December 31, 1997 were not material.

ENVIRONMENTAL REGULATIONS AND CAPITAL EXPENDITURES

         Quaker State and certain of its subsidiaries as well as its competitors are subject to federal, state and local air, water, land use and waste management laws and regulations. In particular, these laws and regulations affect all manufacturing operations, product distribution locations, the collection of used oil and other automotive fluids and fast lube operations. These laws also require Quaker State to remediate the effects on the environment that some of Quaker State's past operations, including discontinued operations, have had. Expenditures related to past and discontinued operations are accrued when they are probable and reasonably estimable. Some expenditures relate to environmental indemnities for discontinued or sold operations, including several refineries formerly operated by the Company, and Quaker State anticipates that it will continue to incur expenses related to such indemnities.

         Quaker State and certain of its subsidiaries have received notices from the United States Environmental Protection Agency (the "USEPA") and similar state agencies that they may be a potentially responsible party ("PRP") under federal and/or state Superfund laws for response and cleanup costs at various locations. Quaker State is one of many PRPs notified at the locations and in most instances is a de minimis PRP. Quaker State's total potential liability at these sites is not anticipated to be material.

         Capital expenditures for environmental and pollution control facilities during 1997 were $306,237 and capital expenditures for pollution control facilities during 1998 are expected to amount to approximately $445,000.

         The capital expenditures for environmental control facilities in 1997 were primarily made for upgrading and replacing underground storage tanks in Q Lube's operations, and upgrading bulk oil storage facilities at other Company locations. Anticipated expenditures in 1998 for environmental and pollution control facilities include continued upgrading and replacement of underground storage tanks in the Q Lube operations, and upgrading of bulk oil storage facilities.

         Congo Refinery Consent Agreement. On February 10, 1997, Quaker State entered into a Consent Decree with the United States which requires Quaker State to upgrade the wastewater treatment plant and certain air pollution control equipment at its former Congo Refinery (See Note 12 to the "Notes to Consolidated Financial Statements"). In addition, Quaker State is obligated to perform supplemental environmental projects ("SEPs") in partial satisfaction of a cash penalty. The work required by the Consent Decree is expected to be completed in 1998. Quaker State spent approximately $12.2 million in 1997 and anticipates spending approximately $6.5 million in 1998 to satisfy its obligations under this Consent Decree. All costs to complete these projects are provided for in the Company's environmental reserves.

         For further information with respect to environmental expenditures, see the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 1, 11 and 12 to the "Notes to Consolidated Financial Statements."

EMPLOYEES

         As of December 31, 1997, Quaker State and its subsidiaries had 5,254 employees, of whom 4,830 were full-time employees and 424 were temporary and part-time employees.

ITEM 2.  PROPERTIES.

         Information with respect to the location and general character of the materially important principal properties of Quaker State and its subsidiaries, identified by the business segments utilizing such properties, is included in
Item 1 of this annual report and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

         Petrochem/Ekotek Superfund Site. In December 1988, Q Lube received a notice from the USEPA pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), identifying Q Lube as a PRP for response and clean-up costs with respect to a waste disposal site known as the Petrochem/Ekotek Superfund Site in Salt Lake City, Utah. In August 1989, Q Lube and 34 other respondents entered into a Consent Order under which they agreed to fund the costs to clean up the surface of the contaminated property. The respondents have advanced $10,000,000 toward these costs, of which Q Lube's share to date has amounted to approximately $600,000. A comprehensive remedial investigation and feasibility study of this site has been completed, and the USEPA has issued its record of decision ("ROD") containing the plan for further remediation. On January 31, 1997, the PRP group of which Q Lube is a member received a special notice letter from the USEPA offering them the opportunity to negotiate a settlement to perform remedial design/remedial action ("RD/RA") activities to implement the ROD. During December 1997, the USEPA and the PRP group reached an agreement in principle to perform RD/RA work that is subject to USEPA and Department of Justice approval and public comment.

         For further information with respect to CERCLA matters, see the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 12 to the Notes to Consolidated Financial Statements.

         Slick 50. The Federal Trade Commission ("FTC") filed an administrative proceeding on July 16, 1996 seeking an order that the Company's subsidiary, Slick 50, and several Slick 50 subsidiaries cease and desist from making certain product claims concerning Slick 50(R) engine treatment and refrain from making other product claims without adequate substantiation. On December 16, 1997, the FTC announced that it had approved and entered a consent decree settling the administrative proceeding. The consent decree includes restrictions on the future advertising of Slick 50(R) products and an agreement by the FTC not to seek consumer redress provided Slick 50 makes available by January 1999 at least $10 million in consumer redress in the form of coupons, refunds or free products for former purchasers of Slick 50 products. The consent decree specifically provides that it does not constitute an admission of wrongdoing by Slick 50. The Company does not anticipate that the consent decree will have a significant effect on its results of operations or liquidity as a result of the restrictions imposed on the advertising of Slick 50 products by the consent decree. However, there can be no assurance that the consent decree will not have an adverse effect on the product sales and market position of Slick 50 products.

         The respondents in the FTC proceeding and the Company in some instances were later named as defendants in a series of lawsuits filed on behalf of purported classes of purchasers of Slick 50 engine treatment alleging that false, misleading, deceptive and /or unsubstantiated advertising claims were made for Slick 50 engine treatment. The representative plaintiffs in such actions, the date of filing and the court in which each suit is pending are, respectively:

         a) Torres, July 18, 1996, the District Court for Harris County, Texas. On October 2, 1997 the District Court for Harris County, Texas entered an order-transferring venue in this case to the 68th Judicial District Court of Dallas County, Texas;

         b) Lombardi, July 19, 1996, U.S. District Court for the Eastern District of New York. On September 28, 1997, the U.S. District Court for the Eastern District of New York entered an order remanding this case to the Supreme Court of New York;
         c) Weiss, July 23, 1996, U.S. District Court for the Southern District of New York. On June 23, 1997, the United States District Court for the Southern District of New York entered an order remanding this case to the Supreme Court of New York;
         d) Kerksieck, October 11, 1996, the Superior Court for San Francisco County, California;
         e) Hammack, December 19, 1996, the Circuit Court of Franklin County, Alabama;
         f)       Mayo, February 5, 1997, Circuit Court of Cook County,
                  Illinois;
         g) Garza, March 14, 1997, District Court of Hidalgo County, Texas. The District Court of Hidalgo County, Texas on May 25, 1997 entered an order certifying this case as a class action, with a class consisting of all purchasers of Slick 50 engine treatment; and
         h)       Cianciulli, June 3, 1997, Supreme Court for Nassau County,
                  New York.

The complaints allege claims in various combinations for fraud, deceit, negligent misrepresentation, and violation of certain state consumer protection laws and seek compensatory and punitive damages, imposition of a constructive trust, restitution and injunctive relief, attorneys' fees, court costs and interest on behalf of the purported classes. The Company has reached a tentative settlement with counsel in all of the above actions except the Mayo action, under which the Company would make available to class members $20 million in cash rebates usable against future purchases of a variety of the products or services of the Company and its subsidiaries and to pay attorneys' fees to counsel for the class as approved by the court but not in any event to exceed $3.25 million. The Company will also pay all costs of notice and settlement administration. The tentative settlement will be presented for approval to the District Court for Dallas County, Texas. The tentative settlement of the class action suits would fulfill the consumer redress requirements under the FTC consent decree.

         On July 31, 1997, an action was filed in the United States District Court for the District of New Jersey by Conte Bros. Automotive, Inc. and Hi/Tor Automotive, individually and on behalf of all others similarly situated who offered for sale or sold engine additives or treatments which compete with Slick 50(R) engine treatments. The action names as defendants Quaker State-Slick 50, Inc., its successor and several of its subsidiaries and affiliates. The complaint alleges that the defendants falsely and misleadingly advertised and marketed Slick 50(R) engine treatments in violation of the New Jersey Consumer Fraud Act and the federal Lanham Act and seeks restitution, damages, and injunctive relief. On January 28, 1998, the court entered an order dismissing this action in its entirety, which order has been appealed by the plaintiffs to the United States Court of Appeals for the Third Circuit.

         Dura Lube. On July 21, 1997, Dura Lube Corporation and certain of its affiliated companies filed a suit in the United States District Court for the District of Delaware. The complaint names the Company and its Slick 50 subsidiary as defendants and asserts claims under the Sherman Act and the Clayton Act, for tortious interference with business relations and for civil conspiracy. Plaintiff alleges that the Company has attempted and conspired to monopolize the market for engine treatment by, among other things, entering into exclusive dealing arrangements with major automotive parts retailers around the country. Plaintiff seeks treble damages, punitive damages, attorneys' fees and costs as well as injunctive relief. The Company intends to contest the action vigorously. There can be no assurance, however, that the plaintiffs will not be awarded injunctive relief and/or damages, some or all of which may be payable by the Company.

         Blue Coral. On May 14, 1997, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois by John A. Garner and Steven G. Grant on their own behalf and on behalf of a class of persons who purchased wax, polish or protectant products sold by a number of defendants. The action names as defendants a number of car wax manufacturers including the Company's Blue Coral subsidiary, and certain of its present and former officers. The complaint alleges that the defendants falsely advertised and marketed such products and seeks treble damages, attorneys' fees and costs for the class for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act and compensatory damages for alleged violations of the Ohio Consumer Sales Practices Act as well as for breach of express warranty. The Company has filed a motion to dismiss this action and intends to contest the action vigorously. There can be no assurance, however, that the plaintiffs will not be awarded damages, some or all of which may be payable by the Company.

         On October 1, 1997, Hot Wax, Inc. filed a suit in the United States District Court for the Northern District of Illinois against Blue Coral. Plaintiff purports to be a Wisconsin corporation that manufactures a wax product called "Hot Wax" designed for use in automated car washes. The case is brought under the federal Lanham Act, and the complaint alleges that Blue Coral falsely represented the character of certain products it marketed, advertised and sold to consumers and retailers. Plaintiff seeks an injunction against Blue Coral and also seeks to recover damages, attorneys' fees and costs. The Company intends to contest the action vigorously. There can be no assurance, however, that the plaintiff will not be awarded injunctive relief and/or damages, some or all of which may be payable by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF QUAKER STATE

         The following table lists the names, periods of service with the Company, ages and positions held with Quaker State of all executive officers of Quaker State as of March 17, 1998. There is no family relationship between any executive officer or Director of Quaker State and any other Director or executive officer of Quaker State. The executive officers serve at the discretion of the Board of Directors and are elected annually by the Board of Directors immediately after each Annual Meeting of Stockholders.



                        With Company
         Name               Since                 Position
         ----           ------------              --------
John D. Barr                1995       Director since October 1995; President
                                       and Chief Operating Officer since July
                                       1995;  Senior  Vice President of Ashland
                                       Inc. and President of its subsidiary The
                                       Valvoline Company (manufacturer of motor
                                       oils and lubricants) from March 1987 to
                                       July 1995; Director of HomeBase, Inc.;
                                       age 50.


Herbert M. Baum             1993       Chairman and Chief Executive Officer
                                       since June 1993;  President of Quaker
                                       State from  September 1994 to July 1995;
                                       Executive Vice President of Campbell Soup
                                       Company  (manufacturer of food products)
                                       from November 1989 to June 1993, and
                                       President, Campbell North and South
                                       America from January 1992 to June 1993;
                                       Director of Dial Corporation, Meredith
                                       Corporation, Midas, Inc. and Whitman
                                       Corporation; age 61.
Charles F. Bechtel          1993       Vice President of Quaker State and
                                       President, Quaker State Lubricants since
                                       November 1996; Senior Vice President,
                                       Sales, Lubricants and Lubricant Services
                                       Division (formerly Motor Oil Division)
                                       from October 1995 to October 1996;
                                       Executive Vice President, Sales and
                                       Marketing, Motor Oil Division from
                                       November 1994 to October 1995; Executive
                                       Vice President, Sales, Motor Oil Division
                                       from November 1993 to November 1994;
                                       President, Bechtel and Associates (sales
                                       consulting firm), from October 1992 to
                                       November 1993;  and Executive Vice
                                       President, Sales of 21st Century Foods,
                                       Inc. from September 1992 to November
                                       1993; age 53.




Conrad A. Conrad            1974       Director since January 1988; Vice
                                       Chairman of Quaker State since September
                                       1994; Chief Financial Officer of Quaker
                                       State since July 1995; Chief
                                       Administrative Officer of Quaker State
                                       from September 1994 to July 1995;
                                       President and Chief Operating Officer of
                                       Quaker State from February 1990 to
                                       September 1994; age 52.
Paul E. Konney              1994       Senior Vice President, General Counsel
                                       and Secretary since July 1996; Vice
                                       President and General Counsel from
                                       September 1994 to July 1996 and Secretary since January 1995; private practice of law from July 1993 to September 1994;
                                       Senior Vice President-General Counsel and
                                       Secretary of Tambrands Inc. from April
                                       1989 to July 1993; age 53.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Quaker State capital stock is listed on the New York Stock Exchange and the Pacific Exchange and trades under the trading symbol KSF. The number of shareholders of record as of March 17, 1998 was 8,420. Stock price ranges and dividends declared and paid were as follows:



                          --------------------------------------------------------------------------------------------------
                                                                    Quarter Ended
                          --------------------------------------------------------------------------------------------------
                                 March 31                 June 30               September 30              December 31
                          --------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
1997
   High                             16                     16 1/4                  17 3/8                   17 1/8
   Low                            13 3/8                   14 3/8                 14 15/16                  13 5/16
   Dividend                         .10                     .10                      .10                      .10
----------------------------------------------------------------------------------------------------------------------------
1996
   High                           14 5/8                   16 1/8                  17 1/2                   18 1/4
   Low                            12 3/4                   13 7/8                    14                       14
   Dividend                         .10                     .10                      .10                      .10
----------------------------------------------------------------------------------------------------------------------------
1995
   High                           15 1/8                   15 1/8                  16 1/2                   14 3/4
   Low                            13 3/8                   13 1/2                  14 5/8                   12 1/8
   Dividend                         .10                     .10                      .10                      .10
----------------------------------------------------------------------------------------------------------------------------


RECENT SALES OF UNREGISTERED SECURITIES. Set forth below is information regarding all equity securities of Quaker State sold by Quaker State within the past three years which were not registered under the Securities Act of 1933, as amended (the "Act"). All references in the chart to "Quaker State Shares" mean Quaker State Capital Stock, par value $1.00 per share.



----------------------------------------------------------------------------------------------------------------------------
DATE OF         NUMBER OF  QUAKER
SALE            STATE SHARES              DESCRIPTION OF TRANSACTION INCLUDING PARTIES AND CONSIDERATION
----------------------------------------------------------------------------------------------------------------------------

7/11/95         1,260,403                 Quaker State Shares and other  Quaker State equity  rights were  exchanged in connection  with the  acquisition  of shares of Slick 50 from the Slick
                                          50, Inc. I  stockholders.  The total value of the Quaker State Shares upon issuance  was  $19.5  million.  The  Quaker  State  equity  rights  had no
                                          ascertainable  value  upon  issuance.   The  exemption  from  registration
                                          relied upon was  Section  4(2) or  Regulation  D, Rule 506 under the Act.*
                                          In accordance with such exemption,  Quaker State  reasonably  believed all of the Slick 50,  Inc. I  stockholders  were  "accredited  investors,"  as defined  in  Regulation  D,  Rule  501(a),  of  the  Act  or  constituted, collectively, no more than 35 non-accredited investors.
----------------------------------------------------------------------------------------------------------------------------

6/30/96         2,956,328                 Quaker State Shares were exchanged in connection  with the  acquisition of shares of Blue Coral from the Blue Coral stockholders.  The total value of the Quaker State Shares upon  issuance was $43.5  million.  The  exemption from  registration  relied upon was Section 4(2) or Regulation D, Rule 506
                                          under  the  Act.*  In  accordance  with  such   exemption,   Quaker  State
                                          reasonably   believed  that  all  of  the  Blue  Coral  stockholders  were
                                          "accredited  investors,"  as defined in Regulation D, Rule 501(a),  of the
                                          Act.
----------------------------------------------------------------------------------------------------------------------------

12/10/96        354,374                   Quaker State Shares were exchanged in connection  with the  relinquishment of certain  Quaker State equity rights held by the former Slick 50, Inc. I stockholders.  The total value of the Quaker  State  Shares upon  issuance was  $6.0  million.  The  exemption  from  registration  relied  upon  was
                                          Section  3(a)(9)  of the  Act.* In  accordance  with such  exemption,  the former Slick 50, Inc. I  stockholders  were existing  security  holders of
                                          Quaker  State who  exchanged  securities  of Quaker State for Quaker State
                                          Shares and did not pay any additional  consideration for such Quaker State
                                          Shares.  No commission or other  remuneration  was paid or given  directly or indirectly for soliciting  such exchange.
----------------------------------------------------------------------------------------------------------------------------

10/14/97        1,104,203                 Quaker State Shares were exchanged in connection  with the  acquisition of shares of Rain-X  from its  shareholders.  The total  value of the  Quaker
                                          State  Shares  upon  issuance  was  $16.8  million.   The  exemption  from
                                          registration  relied upon was Section  4(2) or  Regulation  D, Rule 506 of the Act.  In  accordance  with such  exemption,  Quaker  State  reasonably believed that all of the Rain-X shareholders were "accredited  investors,"
                                          as defined in Regulation D, Rule 501(a), of the Act.
----------------------------------------------------------------------------------------------------------------------------



* On December 23, 1996 a Form S-3 registration statement was declared effective which registered 2,024,989 shares of restricted stock for resale through April 22, 1997. These shares included all shares held by the former Slick 50, Inc. I shareholders and some of the shares held by certain former shareholders of Blue Coral. On July 9, 1997, a post-effective amendment to Form S-3 was filed to deregister 1,332,702 shares that were not sold by April 22, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.



Years ended December 31
(in thousands, except per share
   and statistical data)                                      1997            1996           1995            1994           1993
------------------------------------------------------   ------------    ------------   ------------    ------------   ------------

Sales and operating revenues                             $  1,193,971    $  1,113,504   $    945,258    $    632,996   $    526,309
Income (loss) from continuing
     operations before extraordinary item (a)                  (7,389)          9,651         (4,223)          2,345          3,510
Income from discontinued operations (b)                        30,477           4,072         20,462          16,421         10,192
Income before extraordinary item                               23,088          13,723         16,239          18,766         13,702
Extraordinary item, net of taxes (c)                               --              --         (4,139)             --             --
Net income                                               $     23,088    $     13,723   $     12,100    $     18,766   $     13,702
------------------------------------------------------   ------------    ------------   ------------    ------------   ------------
Per Share (basic and diluted):
Income (loss) from continuing
     operations before extraordinary item                $       (.21)   $        .28   $       (.13)   $        .08   $        .12
Income from discontinued operations                               .87             .12            .64             .58            .38
Extraordinary item, net of taxes                                   --              --           (.13)             --             --
Net income per share                                     $        .66    $        .40   $        .38    $        .66   $        .50
------------------------------------------------------   ------------    ------------   ------------    ------------   ------------
Dividends:
   Cash per share                                        $        .40    $        .40   $        .40    $        .40   $        .60
   Amount                                                      14,117          13,762         12,867          11,358         16,310
Capital expenditures                                           71,185          60,123         45,130          36,444         29,760
As of December 31:
Working capital (d)                                           105,378          20,376        132,073         101,439         35,403
Total assets                                                1,169,715       1,029,009        707,651         614,991        776,007
Total debt and capital lease obligations                      455,695         407,408        125,758          72,667         50,163
Stockholders' equity                                          331,901         298,669        272,155         251,850        188,750
Book value per share                                             9.15            8.60           8.29            8.00           6.93
------------------------------------------------------   ------------    ------------   ------------    ------------   ------------
Number of stockholders of record                                8,571           9,193          9,776          11,792         12,147
Weighted average capital and equivalent
   shares outstanding - basic                              35,213,000      34,352,000     32,119,000      28,368,000     27,203,000
------------------------------------------------------   ------------    ------------   ------------    ------------   ------------



a. In 1997, the Company recorded pretax charges of $48.4 million related to restructuring, systems integration and other special charges. In 1996, the Company recorded pretax charges of $19.5 million related primarily to asset write-downs and restructuring charges and a $5 million pretax gain upon the settlement of a long-term receivable. In 1995, the Company recorded $22.6 million of pretax restructuring charges and a pretax settlement of $4.4 million for a class action lawsuit. See Note 3 to Consolidated Financial Statements.
b. The Company sold its truck lighting business in 1997, its exploration and production business in 1995, and its insurance business in 1994. These businesses have been reported as discontinued operations. See Note 5 to Consolidated Financial Statements.
c.   Premium on early extinguishment of $50 million, 8.73% Senior Notes. See
     Note 10 to Consolidated Financial Statements.
d. Working capital as of December 31, 1996 has been reduced by $142 million of debt which the company refinanced in 1997.
e. Certain prior year information has been reclassified to conform to current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

      o The pattern of the Company's sales, including variations in sales volume within periods and sales to significant customers, which makes forward-looking statements about sales and earnings difficult and may result in the variance of actual results from those contained in statements made at any time prior to any given period's close;
      o The Company's ability to develop, produce and market new and innovative products and services on which future operating results depend. There are a number of risks inherent in these activities, including technological changes, manufacturing facility capacity, availability of raw materials and critical manufacturing equipment, changing customer needs and competitive reactions;
      o Vigorous competition within the Company's product markets, including pricing and promotional, advertising or other activities in order to preserve or gain market share in any segment, the timing and intensity of which cannot be foreseen;
      o Global or regional economic factors and potential changes in laws and regulations affecting the Company's various businesses in over 75 countries around the world, including changes in product mix, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, which could impact the Company's financial condition and results of operations;
      o The market price of the Company's Capital Stock or other securities, which could be subject to fluctuation in response to quarterly variations in operating results, changes in analysts' earnings estimates, market conditions, press releases issued by the Company, and general economic conditions and other factors external to the Company, thereby affecting the availability of capital to the Company;
      o The impact of special charges resulting from ongoing evaluation of business strategies, asset valuations and organizational and corporate structures, and the implementation of restructuring plans, including new computer and logistics systems;
      o The costs, effects and liabilities associated with legal, regulatory or administrative proceedings and any required remedial action, anticipated or unanticipated;
      o Real estate costs and the Company's ability to negotiate effectively based on competitive factors, which could cause the number of new Q Lube facilities to differ from the number projected and could affect expenses in other segments; and
      o Significant competitive pricing pressures and intense competition for qualified, skilled employees, which could affect profitability, productivity and/or expenses.

         The consolidated financial statements and related notes (pages 21 to 39) should be read as an integral part of this review.

ACQUISITIONS AND DIVESTITURES

         In 1997, the Company acquired substantially all the assets and certain liabilities of Axius for $51.3 million in cash. The acquisition resulted in $40.5 million of goodwill, brands and other intangible assets. In addition, the company acquired all the stock of Rain-X for $23.2 million in cash, the issuance of 1,104,203 shares of capital stock with a market value of $16.8 million, and the payment of $1.8 million to satisfy certain indebtedness. The acquisition resulted in $40.1 million of goodwill, brands and other intangible assets. The operating results of these acquisitions from the date of acquisition are included in the Consumer Products segment. These acquisitions are expected to contribute $65 to $70 million in annual revenues.

         Also in 1997, the Company sold Truck-Lite for $82 million in cash. The disposition resulted in a gain of $27.5 million or $.78 per share. The operating results of Truck-Lite, including the gain on the sale, have been reclassified as discontinued operations in the accompanying Consolidated Statement of Income. The Company's West Virginia refinery and related inventories were also sold in 1997 for $34.8 million in cash and a $5 million note receivable.

RESTRUCTURING, SYSTEMS INTEGRATION AND OTHER SPECIAL CHARGES

         In December 1997, the Company announced a restructuring plan to significantly reduce costs, streamline operations, leverage synergies from recent consumer products acquisitions and implement an information systems overhaul to fully integrate the operational, administrative and customer service functions of its businesses. The restructuring includes a reduction of sales, operations and administrative positions and the closure of certain manufacturing and distribution facilities. The Company expects to realize up to $20 million in annualized savings from the restructuring. In connection with the restructuring, systems integration and other special charges, the Company recorded pretax charges of $48.4 million ($29.6 million after tax or $.84 per share) in 1997 (see Note 3 to Consolidated Financial Statements).

CONSOLIDATED REVIEW OF OPERATIONS

         Net income for 1997 was $23.1 million, or $.66 per share compared to $13.7 million, or $.40 per share in 1996. Net income for the year ended December 31, 1997 included a gain on the sale of joint venture interests in certain Q Lube markets of $2.1 million, net of taxes, or $.06 per share, restructuring, systems integration and other special charges of $29.6 million, net of taxes, or $.84 per share, income of $4.6 million, net of taxes, or $.13 per share from the discontinued operations of Truck-Lite, and $25.9 million, net of taxes, or $.74 per share from the gain on the disposition of discontinued operations, primarily Truck-Lite (see Note 5 to Consolidated Financial Statements). Income from continuing operations was positively impacted by the inclusion of a full year of Blue Coral and Medo operations in 1997. This positive impact was offset by lower operating profit in the Lubricants and Lubricant Services segment and a $.02 per share dilution from the Axius and Rain-X acquisitions, due to the seasonal nature of these businesses. The Consumer Products segment contributed $44.7 million in operating profit in 1997 compared to $14.4 million in 1996, when Slick 50 was the only business unit in the segment for the whole year.

         The restructuring, systems integration and other special charges are comprised of $12 million, net of taxes, related to severance and facility closures, $3.4 million, net of taxes, for systems integration, $3.4 million, net of taxes, in connection with the Company's disposition of its West Virginia refinery, $5.3 million, net of taxes, related to environmental charges, $2.8 million, net of taxes, in connection with the write-down of certain assets and $2.7 million, net of taxes, in connection with other special charges (see Note 3 to Consolidated Financial Statements).

         Net income for 1996 included $9.3 million, net of taxes, or $.27 per share related to special charges consisting of the write-down of certain assets, primarily the Company's West Virginia refinery and restructuring charges of $12.4 million, net of taxes, or $.36 per share and a gain on the settlement of a long-term receivable of $3.1 million, net of taxes, or $.09 per share (see Note 3 to Consolidated Financial Statements). Net income for 1996 also includes $4.1 million, net of taxes, or $.12 per share from discontinued operations (see Note 5 to Consolidated Financial Statements). Net income in 1996 was negatively impacted by the dilutive effect of the June 1996 acquisition of Blue Coral, due to the seasonal nature of Blue Coral's business and a shortfall in second-season sales, partially offset by the positive impact of Medo. Net income for 1995 included $16.5 million, net of taxes, or $.51 per share, related to special charges consisting of restructuring charges of $13.8 million, or $.43 per share, and the settlement of a class action lawsuit for $2.7 million, or $.08 per share (see Note 3 to Consolidated Financial Statements). Additionally, 1995 included $20.5 million, or $.64 per share, related to a gain on sale and income from discontinued operations (see Note 5 to Consolidated Financial Statements) and $4.1 million, or $.13 per share, for an extraordinary item related to early extinguishment of debt (see Note 10 to Consolidated Financial Statements).

         Sales and operating revenues in 1997 were up 7% to $1.2 billion compared to $1.1 billion in 1996. Recent acquisitions contributed to the increase in revenues in 1997. Sales and operating revenues in 1996 were up 18% over $945.3 million in 1995 as a result of acquisitions and increased sales volumes at each of the Company's major businesses.

LUBRICANTS AND LUBRICANT SERVICES

         Operating profit before special charges for 1997 was $33.7 million compared to $46.1 million in 1996. This decrease is primarily due to reduced refining profits in 1997 as a result of poor refining margins, increased marketing, selling and distribution costs, higher than anticipated start-up losses at a fast lube joint venture and a decline in Q Lube operating profit as a result of increased operating and labor costs per car. These negative factors were partially offset by lower raw material costs and increased LIFO profits of $2 million in 1997. Total motor oil volume was down 4% in 1997. Branded motor oil volumes continue to show strength in a shrinking market, up 3% in 1997. However, this was offset by an 11% decline in private label/controlled brand motor oil volume.

         In 1996, operating profit was favorably impacted by a 7% and 16% increase in branded and private label/controlled brand motor oil volumes, and a 3% increase in car counts and average ticket prices at Q Lube, offset by reduced LIFO profits of $1.1 million. Operating profit before special charges in 1996 was up 16% over $39.9 million in 1995.

         Special charges of $27 million in 1997 compared to $17.9 million in 1996 and $17.8 million in 1995. The 1997 charges related to increased environmental reserves at formerly owned facilities of $8.6 million, $7.7 million related to the Company's restructuring program, $5.6 million in connection with exiting the refining business, $2.8 million for systems integration and $2.3 million to write down certain assets to net realizable value. The 1996 charges included $15.4 million to write down the West Virginia refinery to net realizable value, as a result of the Company's decision to exit the refining business, and other asset write-downs and restructuring costs of $2.5 million. The 1995 charges included $13.4 million related to the restructuring and relocation to the Dallas, Texas area and a $4.4 million class action lawsuit settlement.

         Operating revenues were down 6% to $914.7 million in 1997 compared to $972.4 million in 1996. The decrease is primarily due to exiting the refining business, offset by an 8% increase in car counts and a 3% increase in average ticket price at Q Lube. Operating revenues for 1996 were up 7% compared to $906.2 million in 1995 primarily due to the improved motor oil volume and increased car counts and average ticket prices at Q Lube.

CONSUMER PRODUCTS

         Operating profit before special charges for 1997 was $44.7 million compared to $14.4 million in 1996. The Consumer Products segment recorded revenues of $287.6 million in 1997 compared to $143.9 million in 1996 and $40 million in 1995. These increases are primarily due to the inclusion of Blue Coral and Medo for a full year in 1997 and the acquisitions of Axius and Rain-X in 1997.

         Special charges of $13.8 million in 1997 related to $10.3 million for restructuring program costs, $2.8 million for systems integration and $700,000 to write down certain assets to net realizable value. The 1996 charges of $239,000 related to the restructuring and consolidation of the Blue Coral and Slick 50 businesses.

CORPORATE AND OTHER

         Corporate income was down 70% to $912,000 in 1997 from $3 million in 1996, due to reduced interest income received in 1996 on the long-term receivable settled in December 1996. To leverage the growth of the Company's fast lube business, the Company sold interests in joint ventures in certain fast lube markets and recognized a gain of $3.5 million ($2.1 million after tax) in 1997. Corporate expenses excluding special charges were $18.9 million in 1997 and thus slightly higher than 1996 expenses of $18.8 million. Interest expense increased $14.3 million to $26.9 million in 1997 from $12.6 million in 1996 as a result of utilizing debt in recent acquisitions.

         Corporate income was down 45% in 1996 from $5.5 million in 1995. The decrease was due to reduced cash on hand and reduced royalty income received from the acquirer of certain coal assets. Corporate expenses excluding special charges decreased 5% in 1996 from $19.8 million in 1995. Interest expense increased 75% in 1996 from $7.2 million in 1995 as a result of utilizing debt in acquisitions.

         Special charges of $7.6 million in 1997 compared to a gain of $3.6 million in 1996 and charges of $9.2 million in 1995. The 1997 charges primarily related to a charge of $4.4 million for previously unrecorded pension obligations, $1.7 million in connection with the Company's restructuring program and $1.5 million for other one-time charges. The 1996 gain was comprised of a $5 million gain on the sale of a $19.5 million long-term receivable from the acquirer of certain coal assets for $24.5 million, partially offset by $1.1 million for restructuring and relocation costs of the corporate headquarters, and $300,000 for other one-time charges. The 1995 charges include $9.2 million related to the restructuring and relocation of corporate headquarters to the Dallas, Texas area.

LIQUIDITY AND FINANCIAL CONDITION

         Cash flow from operations was down $6.4 million primarily due to cash used to exit the refining business partially offset by decreased working capital requirements.

         The Company expects to make $43 million of capital expenditures in 1998 compared to $71.2 million in 1997. As in 1997, the 1998 expenditures will relate primarily to adding Q Lube stores, through construction or acquisitions, various plant and equipment expenditures, including environmental capital expenditures and computer hardware and software in connection with the information systems integration. The Company also expects to incur approximately $18 to $20 million of expenses related to the implementation of SAP information systems.

         The Company continued to expand its Q Lube operations, opening or converting 105 outlets in 1997 and increasing the total Company-operated and franchised outlets at December 31, 1997 to 573. The Company expects to continue the expansion of its Q Lube network; however, continued growth is subject to locating and acquiring appropriate sites.

         As discussed above, the Company intends to restructure its overall operations in 1998. In addition to the accruals that were discussed, the Company expects to incur additional costs of $5 million in 1998 in connection with relocation and other restructuring costs.

         As a result of the Company's Axius and Rain-X acquisitions, total debt increased $39.9 million to $440.7 million at December 31, 1997, compared to $400.8 million at December 31, 1996. In 1997, the Company replaced $305 million of revolving credit lines with a $400 million Credit Agreement which expires June 2002. Future acquisitions may be financed through additional debt or issuance of equity.

         The Company's working capital was $105.4 million at December 31, 1997, with a current ratio of 1.5 to 1, compared to $20.4 million and 1.1 to 1 at December 31, 1996. This increase is primarily due to the refinancing of debt in 1997.

ADDITIONAL FINANCIAL INFORMATION

         The net deferred tax assets at December 31, 1997 of $68.9 million will be either realized through the carryback provisions of the tax law or recovered in the future through existing levels of taxable income from continuing operations.

         Federal, state, and local environmental laws continue to have an impact on the Company's operations. Compliance with such laws has been accomplished without a material effect on the Company's financial position.

         In December 1993, the United States commenced a lawsuit against the Company alleging that the Company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at its West Virginia refinery. In 1996, a $2.9 million settlement was reached that required the Company to pay $1.7 million in cash penalties and complete supplemental environmental projects. In addition, the Company was required to make certain capital improvements to the facility. The Company incurred $12.2 million in 1997 in connection with these capital expenditures. The Company sold the refinery in 1997 but retained certain past environmental liabilities associated with this facility. The Company expects to complete the projects required by the environmental settlement in 1998. The costs to complete these projects are provided for in the Company's environmental reserves.

         The Company has been named as a party or a potentially responsible party in a number of government and private actions based on environmental laws and regulations. The Company anticipates some liability for long-term remediation or reclamation at formerly owned facilities including four refineries and various coal operations.

         In 1996, the FTC filed an administrative proceeding seeking an order that Slick 50 cease from making certain product claims and refrain from making other product claims without adequate substantiation. In addition, class action suits were filed against Slick 50 alleging false, misleading, deceptive and/or unsubstantiated claims relating to Slick 50 engine treatment. These actions seek damages on behalf of the purported classes. In December 1997, the FTC approved and entered a consent decree settling the administrative proceeding. The consent decree includes restrictions on the future advertising of Slick 50 products and an agreement by the FTC not to seek consumer redress provided Slick 50 makes available at least $10 million in consumer redress in the form of coupons, refunds or free products for former purchasers of Slick 50 products. The Company has reached a tentative settlement with counsel in all of the above actions except one, under which the Company would make available to class members $20 million in cash rebates usable against future purchases of a variety of the products or services of the Company and its subsidiaries and to pay attorneys' fees to counsel for the class as approved by the court but not in any event to exceed $3.25 million. The Company will also pay all costs of notice and settlement administration. The tentative settlement will be presented for approval to the District Court for Dallas County, Texas. The tentative settlement of the class action suits would fulfill the consumer redress requirements under the FTC consent decree.

         While it is impossible at this time to determine with certainty the ultimate outcome of all environmental and legal matters involving the Company, the Company has accrued for all items that are probable and can be reasonably estimated, and does not expect any material adverse effect on its financial position. However, it is possible that one or more of these matters may be decided against the Company and could have a material impact on results of operations or cash flow in that period.

YEAR 2000

         In 1997, the Company initiated a SAP/R3 ("SAP") information systems implementation project. The SAP information systems will enable the Company to integrate the critical operational, administrative and customer service functions of its lubricants and consumer products businesses. The SAP information systems, which are Year 2000 compliant, are scheduled to be fully operational by 1999.

         The Company has initiated an enterprise-wide program to identify and resolve problems that could be caused by the Year 2000 in computer systems and embedded technologies not being replaced by the SAP software. This program is expected to be completed by 1999. The Company presently believes that, through modifications or conversions to new software, hardware and embedded technologies, the Year 2000 issue can be mitigated. The Company expects to utilize both internal and external resources to reprogram, replace, and test software and embedded technologies for Year 2000 modifications.

         The Company also plans to communicate with customers, vendors and others to ensure that their systems are Year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material effect on the Company.

         The cost of Year 2000 compliance, excluding the cost of the SAP project, has not yet been finalized; however, it is not expected to have a material effect on the Company's financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In 1997, the Financial Accounting Standards Board issued Standard No. 130 "Reporting Comprehensive Income," which will require the Company to present comprehensive income as defined in the Standard. The new Standard must be adopted in 1998. The Company is evaluating the impact of this standard on the financial statements.

         In 1997, the Financial Accounting Standards Board issued Standard No. 131 "Disclosure about Segments of an Enterprise and Related Information," which will require the Company to evaluate the presentation of its segment data. The new Standard must be adopted in the fourth quarter of 1998. The Company is evaluating the impact of this standard on the financial statements.

         In 1998, the Financial Accounting Standards Board issued Standard No. 132 "Employers' Disclosure about Pension and Other Postretirement Benefits," which will require the Company to evaluate the presentation of its employee benefit plans. The new Standard must be adopted in 1999. The Company is evaluating the impact of this standard on the financial statements.

ITEM 8.  FINANCIAL STATEMENTS.




Index to Financial Statements and financial statement schedule
--------------------------------------------------------------

                                                                                                               Page
                                                                                                               ----
Report of Independent Accountants                                                                                 20
Financial Statements:
Consolidated Statement of Income for the years ended December 31, 1997, 1996, 1995                                21
Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996, 1995                            22
Consolidated Balance Sheet as of December 31, 1997 and 1996                                                       23
Consolidated Statement of Stockholders' Equity for the years
         ended December 31, 1997, 1996, 1995                                                                      24
Notes to Consolidated Financial Statements                                                                        25
Financial Statement Schedule II. Valuation and Qualifying Accounts                                                46


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders Quaker State Corporation:

         We have audited the consolidated financial statements and the financial statement schedule of Quaker State Corporation and Subsidiaries listed in the index on page 19 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quaker State Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.

Dallas, Texas
January 27, 1998

QUAKER STATE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income



YEARS ENDED DECEMBER 31
(in thousands, except per share data)                    1997           1996          1995
==============================================================================================
REVENUES

Sales and operating revenues                         $ 1,193,971    $ 1,113,504    $   945,258
Other, net                                                 6,372          7,674          9,782
                                                     -----------    -----------    -----------
                                                       1,200,343      1,121,178        955,040
                                                     -----------    -----------    -----------
COSTS AND EXPENSES
Cost of sales and operating costs                        761,317        759,912        654,564
Selling, general and administrative                      337,342        280,818        241,561
Depreciation and amortization                             41,266         35,781         30,460
Interest                                                  26,913         12,609          7,178
Restructuring, systems integration and
     other special charges (Note 3)                       48,411         14,507         27,000
                                                     -----------    -----------    -----------
                                                       1,215,249      1,103,627        960,763
                                                     -----------    -----------    -----------
Gain on sale of joint venture interests                    3,517             --             --
                                                     -----------    -----------    -----------
Income (loss) from continuing operations before income
     taxes and extraordinary item                        (11,389)        17,551         (5,723)
Provision for (benefit from) income taxes (Note 4)
     Current                                              12,500         25,300          7,800
     Deferred                                            (16,500)       (17,400)        (9,300)
                                                     -----------    -----------    -----------
                                                          (4,000)         7,900         (1,500)
                                                     -----------    -----------    -----------
Income (loss) from continuing operations
     before extraordinary item                            (7,389)         9,651         (4,223)
Discontinued operations (Note 5)
     Discontinued operations, net of taxes                 4,570          4,072          7,767
     Income on disposition, net of taxes                  25,907             --         12,695
                                                     -----------    -----------    -----------
                                                          30,477          4,072         20,462
                                                     -----------    -----------    -----------
Income before extraordinary item                          23,088         13,723         16,239
Extraordinary item, net of taxes (Note 10)                    --             --         (4,139)
                                                     -----------    -----------    -----------
NET INCOME                                           $    23,088    $    13,723    $    12,100
==============================================================================================

PER SHARE (BASIC AND DILUTED):
Income (loss) from continuing operations
     before extraordinary item                       $      (.21)   $       .28    $      (.13)
Income from discontinued operations                          .87            .12            .64
Extraordinary item                                            --             --           (.13)
                                                     -----------    -----------    -----------
NET INCOME                                           $       .66    $       .40    $       .38
==============================================================================================

Weighted average shares outstanding - Basic               35,213         34,352         32,119
Weighted average shares outstanding - Diluted             35,213         34,531         32,119
==============================================================================================



The accompanying notes are an integral part of the financial statements.

QUAKER STATE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows



YEARS ENDED DECEMBER 31
(in thousands)                                                               1997         1996         1995
=============================================================================================================

CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                $  23,088    $  13,723    $  12,100
Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation, depletion and amortization                                  44,085       38,578       38,330
   Noncurrent special charges                                                19,698       17,712        7,864
   Gain on disposition of discontinued operations (Note 5)                  (25,907)          --      (12,695)
   Changes in discontinued operations                                           249       (1,418)      (6,728)
   Net gain on sale of assets and joint venture interests                    (3,680)        (806)          --
   Gain on settlement of long-term receivable                                    --       (5,053)          --
   Extraordinary loss on extinguishment of debt, net of taxes                    --           --        4,139
   Deferred income taxes and investment tax credit                          (16,051)     (10,547)     (17,937)
   Increase (decrease) from changes in:
       Receivables                                                           (5,924)      (6,559)     (24,511)
       Inventories                                                            4,574      (14,802)       2,479
       Other current assets                                                   6,201        6,885       (7,424)
       Accounts payable                                                      (5,771)      11,896       (5,373)
       Accrued liabilities                                                    9,727          304        8,810
       Other assets and liabilities and other                               (12,945)      (6,129)       5,874
                                                                          ---------    ---------    ---------
   Net cash provided by operating activities                                 37,344       43,784        4,928
                                                                          ---------    ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures                                                        (71,185)     (60,123)     (45,130)
Proceeds from disposal of property and equipment and refinery                36,992        2,953        4,910
Proceeds from settlement of long-term receivable, net of taxes paid              --       15,380           --
Acquisition of businesses, net of cash acquired (Note 2)                   (108,892)    (234,106)     (31,008)
Proceeds from sale of discontinued operations, net of
       discontinued operations cash and taxes paid (Note 5)                  81,612           --       47,213
Other, net                                                                     (978)      (8,046)      (5,685)
                                                                          ---------    ---------    ---------
   Net cash used in investing activities                                    (62,451)    (283,942)     (29,700)
                                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                              (14,117)     (13,762)     (12,867)
Proceeds from debt                                                          210,999      282,774       99,375
Payments on debt                                                           (181,569)      (6,990)     (60,882)
Purchase of treasury stock                                                     (151)     (25,313)          --
Other                                                                           753        2,187           --
                                                                          ---------    ---------    ---------
   Net cash provided by financing activities                                 15,915      238,896       25,626
                                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                         (9,192)      (1,262)         854
Total cash and cash equivalents at beginning of year                         29,397       30,659       29,805
                                                                          ---------    ---------    ---------
TOTAL CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  20,205    $  29,397    $  30,659
=============================================================================================================


The accompanying notes are an integral part of the financial statements.

QUAKER STATE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet



DECEMBER 31
(in thousands, except share data)                                                              1997           1996
======================================================================================================================

ASSETS
Current assets:
Cash and cash equivalents                                                                   $    20,205    $    29,397
Accounts and notes receivable, less allowance of $4,696 and $4,140 in 1997 and 1996             186,654        161,246
Inventories (Note 6)                                                                             90,821         97,522
Other current assets                                                                             20,068         26,082
Net assets of discontinued operations                                                                --         19,809
                                                                                            -----------    -----------
   Total current assets                                                                         317,748        334,056
                                                                                            -----------    -----------
Property, plant and equipment, at cost (Note 7)                                                 247,073        210,465
Goodwill, brands and other assets (Note 8)                                                      604,894        468,711
Net assets of discontinued operations                                                                --         15,777
                                                                                            -----------    -----------
     TOTAL ASSETS                                                                           $ 1,169,715    $ 1,029,009
======================================================================================================================

LIABILITIES
Current liabilities:
Accounts payable                                                                            $    70,805    $    71,651
Accrued liabilities (Note 9)                                                                    130,088         82,825
Debt payable within one year                                                                     11,477         17,204
Debt to be refinanced (Note 10)                                                                      --        142,000
                                                                                            -----------    -----------
   Total current liabilities                                                                    212,370        313,680
                                                                                            -----------    -----------
Long-term debt (Note 10)                                                                        429,198        241,619
Other long-term liabilities (Note 11)                                                           196,246        175,041
                                                                                            -----------    -----------
   Total liabilities                                                                            837,814        730,340
                                                                                            -----------    -----------
Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY
Capital stock $1.00 par value; authorized shares, 250,000,000 and 95,000,000
   in 1997 and 1996; issued shares, 37,977,144 and 36,322,312 in 1997 and 1996                   37,977         36,322
Additional capital                                                                              210,734        187,560
Retained earnings                                                                               112,451        103,480
Cumulative foreign currency translation adjustment                                                  133            411
Treasury stock, at cost, 1,699,593 and 1,593,582 shares in 1997 and 1996                        (26,924)       (25,433)
Unearned compensation                                                                            (2,470)        (3,671)
                                                                                            -----------    -----------
   Total stockholders' equity                                                                   331,901        298,669
                                                                                            -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 1,169,715    $ 1,029,009
======================================================================================================================



The accompanying notes are an integral part of the financial statements.

QUAKER STATE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity



                                                                          Foreign
                                                                          Currency                 Unearned
(in thousands except shares and      Capital    Additional   Retained    Translation  Treasury      Compen-
   per share)                         Stock      Capital     Earnings    Adjustment     Stock       sation        Total
==========================================================================================================================
BALANCE, DECEMBER 31, 1994          $  31,517   $ 120,131   $ 104,286    $    (709)   $    (467)   $  (2,908)   $ 251,850
Net income                                 --          --      12,100           --           --           --       12,100
Cash dividends ($.40 per share)            --          --     (12,867)          --           --           --      (12,867)
103,030 shares of capital stock
     issued under incentive plans          47         661          --           --          789         (117)       1,380

Change in foreign currency
     translation                           --          --          --          598           --           --          598
1,260,403 shares issued
     for acquisitions                   1,260      18,276          --           --           --           --       19,536
Purchase of 30,529 shares                  --          --          --           --         (442)          --         (442)
                                    ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1995             32,824     139,068     103,519         (111)        (120)      (3,025)     272,155
                                    ---------   ---------   ---------    ---------    ---------    ---------    ---------
Net income                                 --          --      13,723           --           --           --       13,723
Cash dividends ($.40 per share)            --          --     (13,762)          --           --           --      (13,762)
187,453 shares of capital stock
     issued under incentive plans         187       2,345          --           --           --         (646)       1,886

Change in foreign currency
     translation                           --          --          --          522           --           --          522
3,310,702 shares issued
     for acquisitions                   3,311      46,147          --           --           --           --       49,458
Purchase of 1,585,135 shares               --          --          --           --      (25,313)          --      (25,313)
                                    ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1996             36,322     187,560     103,480          411      (25,433)      (3,671)     298,669
                                    ---------   ---------   ---------    ---------    ---------    ---------    ---------
Net income                                 --          --      23,088           --           --           --       23,088
Cash dividends ($.40 per share)            --          --     (14,117)          --           --           --      (14,117)
90,611 shares of capital stock
     issued under incentive plans          91       1,229          --           --           --         (139)       1,181

Change in foreign currency
     translation                           --          --          --         (278)          --           --         (278)
1,564,203 shares issued
     for acquisitions                   1,564      21,945          --           --           --           --       23,509
96,477 restricted shares
     forfeited                             --          --          --           --       (1,340)       1,340           --
Purchase of 9,534 shares                   --          --          --           --         (151)          --         (151)
                                    ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1997          $  37,977   $ 210,734   $ 112,451    $     133    $ (26,924)   $  (2,470)   $ 331,901
==========================================================================================================================

The accompanying notes are an integral part of the financial statements.

QUAKER STATE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quaker State Corporation and Subsidiaries (the "Company") is principally a producer of motor oil and lubricants for passenger cars, fleets, commercial and industrial applications. The Company also is a manufacturer and marketer of products and services in the automotive aftermarket and offers a full range of high-quality automotive chemical treatment, appearance, accessory and air freshener products. The Company's products are sold primarily to distributors and national and regional retailers.

a. BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Quaker State Corporation and all of its subsidiaries more than 50% owned. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates.

b. CASH EQUIVALENTS: The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

c. INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis for manufactured products. For other inventories, such as purchased finished lubricating oils and purchased automotive aftermarket products, cost is determined on the first-in, first-out ("FIFO") basis.

d. DEPRECIATION, AMORTIZATION AND VALUATION OF INTANGIBLES: Depreciation is recorded on a straight-line basis. Goodwill, brands and other intangible assets are amortized on a straight-line basis. When factors indicate an intangible asset may not be recoverable, the Company evaluates the related undiscounted future cash flows compared to the carrying value of the intangible asset to determine if an impairment exists. The following table summarizes the years over which significant assets are generally depreciated or amortized:

Fast lube, office and other equipment             3 to 10 years
Software and other intangible assets              3 to 10 years
Fast lube rental properties and improvements      5 to 20 years
Buildings and improvements                        20 to 40 years
Goodwill and brands                               20 to 40 years

e. FOREIGN CURRENCY TRANSLATION: For all foreign operations, the functional currency is the local currency. The assets and liabilities of the Company's foreign operations are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. Exchange gains or losses are not material.

f. ADVERTISING COSTS: Advertising costs are expensed as incurred. Advertising costs were $129.3 million, $122.2 million, and $91.8 million in 1997, 1996, and 1995, respectively.

g. ENVIRONMENTAL EXPENDITURES: Costs in connection with compliance and monitoring of compliance with existing environmental regulations as they relate to ongoing operations are expensed or capitalized as appropriate. Costs associated with remediation and reclamation efforts resulting from prior operations are recorded no later than at the completion of an environmental site assessment. A liability is recorded earlier if it is probable that a liability exists and a cost can be reasonably estimated. All cleanup estimates are based on current technology and are on an undiscounted basis. Actual results could differ from those estimates.

h. INCOME TAXES AND INVESTMENT CREDIT: The Company uses the liability method of accounting for income taxes. The Company accounts for investment credit on the deferral method which recognizes the investment credit as a reduction of the provision for income taxes over the life of the related assets.

i. EARNINGS PER SHARE: As of December 31, 1997, the Company adopted Statement of financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share. The adoption of the SFAS No. 128 did not have a material impact on the Company's earnings per share. Basic earnings per share and diluted earnings per share are based on the weighted average number of shares of capital stock outstanding and capital stock equivalents. The difference between basic and diluted weighted average shares of capital stock outstanding is due to outstanding capital stock options.

2.  ACQUISITIONS:

In 1997, the Company acquired substantially all the net assets of Auto-Shade, L.L.C. and Auto-Shade (Overseas) L.L.C. ("Axius") for $51.3 million in cash. The acquisition resulted in $40.5 million of goodwill, brands and other intangible assets. In connection with the acquisition, the Company recorded reserves of $2.4 million primarily related to severance and facility exit costs. In addition, the Company acquired substantially all the stock of Rain-X Corporation ("Rain-X") for $23.2 million in cash, the issuance of 1,104,203 shares of capital stock with a market value of $16.8 million, and the payment of $1.8 million to satisfy certain indebtedness. The acquisition resulted in $40.1 million of goodwill, brands and other intangible assets. Additional consideration may be payable by the Company depending upon the sales performance of Rain-X products during the next 15 years.

The Company also made various other acquisitions in 1997 for $33.5 million in cash, 460,000 shares of capital stock with a market value of $6.7 million and a note payable for $10.3 million. These acquisitions resulted in $48.6 million of goodwill, brands and other intangible assets.

In 1996, the Company acquired all the stock of Blue Coral, Inc. ("Blue Coral") for $43.5 million in cash, the issuance of 2,956,328 shares of capital stock with a market value of $43.5 million, and the payment of $27.9 million to satisfy certain Blue Coral indebtedness. The acquisition resulted in $84.7 million of goodwill, brands and other intangible assets. In 1996, the Company sold one of the Blue Coral businesses for $7.2 million in cash. Also in 1996, the Company acquired all the stock of Medo Industries, Inc. and its affiliated companies ("Medo") for $142.3 million in cash and the payment of $17.7 million to satisfy certain Medo indebtedness. The acquisition resulted in $145.9 million of goodwill, brands and other intangible assets.

In 1995, the Company acquired all the stock of Slick 50, Inc. ("Slick 50") for $22.6 million in cash, the issuance of 1,260,403 shares of capital stock with a market value of $19.5 million, and the payment of $11 million to satisfy certain Slick 50 indebtedness. In December 1996, under performance consideration terms of the Merger Agreement, additional consideration of 354,374 shares of capital stock with a market value of $6 million was paid to the former Slick 50 stockholders. The total goodwill, brands and other intangible assets resulting from the Slick 50 acquisition was $82.1 million.

The following summary is prepared on a pro forma basis as though Axius, Rain-X, Blue Coral and Medo had been acquired as of January 1, 1996 and Truck-Lite Co., Inc. ("Truck-Lite") was sold as of January 1, 1996 (see Note 5) after including the impact of adjustments, such as amortization of goodwill, brands and other intangible assets, interest expense and related tax effects.


(unaudited, in thousands except per share amounts)                           1997                1996
--------------------------------------------------------------------------------------------------------------

Revenues                                                                $ 1,245,338         $ 1,282,043
Income from continuing operations                                            (5,806)             13,882
Income per share from continuing operations                                    (.16)                .39
==============================================================================================================

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

3. RESTRUCTURING, SYSTEMS INTEGRATION AND OTHER SPECIAL CHARGES:

Restructuring, systems integration and other special charges consists of:


(in thousands)                                                                1997     1996       1995
---------------------------------------------------------------------------------------------------------

Restructuring and integration:
   Severance and other employee related costs                             $ 10,097   $  1,753    $ 11,556
   Facility closure and other costs                                          9,604         --      11,044
Systems integration                                                          5,579         --          --
Refinery write-down and related exit costs                                   5,587     15,380          --
Environmental charges                                                        8,612         --          --
Pension obligations                                                          4,437         --          --
Asset write-downs and other                                                  4,495      2,427          --
Gain on settlement of long-term receivable                                      --     (5,053)         --
Settlement of class action lawsuit                                              --         --       4,400
                                                                          --------   --------    --------
Total                                                                     $ 48,411   $ 14,507    $ 27,000
=========================================================================================================


In 1997, the Company announced plans to restructure its organization, integrate recent acquisitions and manufacturing and distribution facilities and consolidate management and administrative activities. A charge of $19.7 million ($12 million after tax) was recorded in the fourth quarter of 1997, which primarily related to employee severance and employee benefit reserves, the write-down of various facilities to net realizable value and other facility exit costs for certain manufacturing and distribution facilities. The restructuring includes a reduction of approximately 200 selling, operational and administrative positions at the affected units. The restructuring program is expected to be completed by 1999. In connection with the restructuring, the Company is implementing SAP information systems. The Company incurred $5.6 million ($3.4 million after tax) in 1997 in connection with the implementation of the SAP information systems. The implementation is scheduled to be completed by 1999. The Company also incurred $4.9 million of capital expenditures in 1997 relating to licenses and hardware in connection with the implementation of the SAP information systems.

In 1997, the Company sold its West Virginia refinery and related inventory for $34.8 million in cash and a $5 million note receivable. The sale resulted in a charge of $5.6 million ($3.4 million after tax) primarily related to certain contractual obligations and other exit costs. In the fourth quarter, the Company conducted various environmental studies at formerly owned refineries which resulted in an $8.6 million ($5.3 million after tax) increase in the Company's environmental reserves. The Company also recognized a $4.4 million ($2.7 million after tax) charge in connection with previously unrecorded pension obligations, which were not material to any previous year, and $4.5 million ($2.8 million after tax) in connection with the write-down of certain assets to net realizable value.

In 1996, the Company recorded pretax charges of $19.5 million ($12.4 million after tax) primarily related to the write-down of certain assets to net realizable value and restructuring costs. The asset write-downs related primarily to the Company's decision to sell its West Virginia refinery. Additionally, the Company settled a $19.5 million long-term receivable for $24.5 million, resulting in a pretax gain of $5 million ($3.1 million after tax).

In 1995, the Company recognized pretax costs and expenses associated with the restructuring and relocation of the motor oil division and corporate headquarters of $22.6 million ($13.8 million after tax) and settled a class action lawsuit for $4.4 million ($2.7 million after tax).

4.  INCOME TAXES:



Income (loss) before income taxes from continuing operations consists of:

(in thousands)                                                                1997             1996              1995
------------------------------------------------------------------------------------------------------------------------

Domestic                                                                $     (12,929)    $      14,456    $      (5,745)
Foreign                                                                         1,540             3,095               22
                                                                        ----------------- ---------------- -------------
Total                                                                   $     (11,389)    $      17,551    $      (5,723)
========================================================================================================================


The components of the provision for (benefit from) income taxes from continuing operations are as follows:


(in thousands)                                                              1997        1996        1995
----------------------------------------------------------------------------------------------------------
Current:

          Federal                                                         $  8,700    $ 21,100    $  5,800
          State                                                              2,400       2,800       1,300
          Foreign                                                            1,400       1,400         700
Deferred:
          Federal                                                          (14,700)    (15,200)     (7,200)
          State                                                             (1,700)     (1,900)     (1,300)
          Foreign                                                             (100)       (100)       (600)
          Tax credits amortized                                                 --        (200)       (200)
                                                                          --------    --------    --------
Total                                                                     $ (4,000)   $  7,900    $ (1,500)
==========================================================================================================


A reconciliation from the federal statutory tax rate to the effective tax rate for continuing operations follows:


(% of pretax income)                                                          1997        1996        1995
----------------------------------------------------------------------------------------------------------

Federal statutory tax expense (benefit)                                      (35.0)       35.0       (35.0)
Goodwill amortization                                                          7.6         4.6        12.2
Investment credit                                                               --        (1.0)       (2.7)
Other tax credits                                                             (6.3)       (3.6)       (6.5)
State and foreign income taxes                                                 (.8)        4.0        (1.2)
Other, net                                                                     (.6)        6.0         7.0
                                                                          --------    --------    --------
Effective tax rate                                                           (35.1)       45.0       (26.2)
==========================================================================================================


The deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


(in thousands)                                                                            1997        1996
----------------------------------------------------------------------------------------------------------
Deferred tax assets:

     Employee benefits                                                                $ 58,373    $ 57,966
     Environmental reserves                                                              9,087       7,789
     Other                                                                              21,219      26,746
                                                                                      --------    --------
Gross deferred tax asset                                                                88,679      92,501
Valuation allowance                                                                       (274)       (322)
                                                                                      --------    --------
Total deferred tax assets                                                               88,405      92,179
                                                                                      --------    --------
Deferred tax liabilities
     Depreciation                                                                       13,834      25,656
     Other                                                                               5,654      10,708
                                                                                      --------    --------
Total deferred tax liabilities                                                          19,488      36,364
                                                                                      --------    --------
Net deferred tax assets                                                               $ 68,917    $ 55,815
==========================================================================================================


5.  DISCONTINUED OPERATIONS:

In 1997, the Company sold Truck-Lite for $82 million. Accordingly, the operating results of Truck-Lite have been reported as discontinued operations in the accompanying Consolidated Statement of Income for the three years ended December 31, 1997. The sale resulted in a gain on disposition of $27.5 million, net of taxes of $17.6 million. Additionally, the net assets of Truck-Lite are reported as discontinued operation assets in the Consolidated Balance Sheet as of December 31, 1996. Condensed income statements relating to Truck-Lite's operations for the ten months ended October 31, 1997, and the years ended December 31, 1996 and 1995 are presented below:



(in thousands)                                                             1997      1996      1995
-----------------------------------------------------------------------------------------------------

Revenues                                                                  $78,977   $86,521   $90,424
Costs and expenses                                                         71,457    79,849    80,651
                                                                          -------   -------   -------
Income before income taxes                                                  7,520     6,672     9,773
Provision for income taxes                                                  2,950     2,600     3,800
                                                                          -------   -------   -------
Income from discontinued operations                                       $ 4,570   $ 4,072   $ 5,973
======================================================================================================


Additionally in 1997, the Company recognized a charge of $2.7 million ($1.6 million after tax) relating to additional reserves associated with the Company's previously discontinued coal and exploration and production businesses. These reserves related to asset write-downs to net realizable value and environmental obligations retained by the Company.

In 1995, the Company sold the assets of its Natural Gas Exploration and Production division ("E&P") for $67.7 million. The sale resulted in a gain on disposition of $12 million, net of taxes of $7.5 million. Condensed income statements relating to the E&P operations for the seven months ended July 31, 1995 are presented below:


(in thousands)                                                             1995
----------------------------------------------------------------------------------

Revenues                                                                  $14,641
Costs and expenses                                                         12,617
                                                                          -------
Income before income taxes                                                  2,024
Provision for income taxes                                                    230
                                                                          -------
Income from discontinued operations                                       $ 1,794
=================================================================================

6.  INVENTORIES:

Inventories consist of:


(in thousands)                                                              1997     1996
-------------------------------------------------------------------------------------------

Lubricants and related materials                                          $59,242   $76,462
Consumer products                                                          31,579    21,060
                                                                          -------   -------
Total                                                                     $90,821   $97,522
===========================================================================================



The reserve to reduce the carrying value of inventories from current costs to the LIFO basis amounted to $7.5 million and $17.8 million in 1997 and 1996.

At December 31, 1997 and 1996, $24.5 million and $39.3 million, respectively, of inventories were valued on the LIFO basis. Certain inventory quantities were reduced resulting in liquidations of LIFO inventory which increased net income by $2 million or $.06 per share in 1997, $650,000 or $.02 per share in 1996 and $1.3 million or $.04 per share in 1995.

7.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:




(in thousands)                                                              1997      1996
---------------------------------------------------------------------------------------------
Lubricants and lubricant services:
    Marketing                                                             $181,904   $166,551
    Refining                                                                    --    101,498
    Fast lube                                                              193,323    147,853
Consumer products                                                           20,848     15,634
                                                                          -------------------
                                                                           396,075    431,536
Less:  Accumulated depreciation                                            149,002    221,071
                                                                          -------------------
Total                                                                     $247,073   $210,465
=============================================================================================

Depreciation expense was $24 million, $24 million, and $25 million in 1997, 1996, and 1995, respectively.

8.  GOODWILL, BRANDS AND OTHER ASSETS:


Goodwill, brands and other assets consist of:

(in thousands)                                                              1997      1996
---------------------------------------------------------------------------------------------
Goodwill, net of accumulated amortization of $18,237 and $11,003          $346,968   $251,155
Brands, net of accumulated amortization of $5,989 and $2,885               141,865    113,715
Other intangible assets, net of accumulated amortization
     of $19,357 and $12,544                                                 22,903     21,510
Net deferred tax asset                                                      62,725     50,259
Notes receivable                                                            21,521     18,228
Other                                                                        8,912     13,844
                                                                          -------------------
Total                                                                     $604,894   $468,711
=============================================================================================

9.  ACCRUED LIABILITIES:

Accrued liabilities include accrued income taxes, restructuring reserves and marketing accruals of $12.6 million, $15.9 million and $14.7 million, respectively, at December 31, 1997 and $1.8 million, $458,000 and $14.8 million, respectively, at December 31, 1996.

10.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS:


Long-term debt consists of:

(in thousands)                                                              1997       1996
---------------------------------------------------------------------------------------------
6.625% Notes due 2005, net of discount                                    $ 99,518   $ 99,458
Variable rate revolving credit agreements                                  328,000    292,000
Other, 2.5% to 8.5% due in various installments through 2005                13,157      9,365
                                                                          -------------------
                                                                           440,675    400,823
Less:  Payments due within one year                                         11,477     17,204
           Debt to be refinanced                                                --    142,000
                                                                          -------------------
Total                                                                     $429,198   $241,619
==============================================================================================



As of December 31, 1997, the Company had available $430 million of committed revolving credit agreements. The credit agreements provide for various borrowing rate options and expire from 1998 to 2002. The weighted-average interest rate on borrowings on these credit agreements as of December 31, 1997 was 6.22%. The credit agreements contain various covenants pertaining to financial ratios and interest coverage.

In 1995, the Company issued $100 million of 6.625% Notes due 2005. A portion of the proceeds of these notes was used to retire $50 million of 8.73% Senior Notes due 2002. In connection with the early retirement of the notes, the Company paid a premium of $6.5 million and wrote off $300,000 of unamortized debt issuance costs. These transactions resulted in the extraordinary charge of $4.1 million, net of tax benefits of $2.7 million.

The aggregate long-term debt maturing in the next five years is as follows:
1998-$11.5  million;  1999-$600,000;  2000-$160,000;  2001-$160,000;  2002-$328
million.

The fair value of debt at December 31, 1997 was $441 million and for other financial instruments the fair value does not materially differ from the value reflected in the financial statements. The fair value of the instruments was based upon quoted market prices of the same or similar instruments or on a discounted basis using the rates available to the Company for instruments of similar maturity.

11.  OTHER LONG-TERM LIABILITIES:

Other long-term liabilities consist of :


(in thousands)                                     1997      1996
--------------------------------------------------------------------

Postretirement benefits                          $ 99,580   $ 97,955
Environmental reserves                             19,881     13,203
Discontinued coal liabilities                      44,946     46,248
Other                                              31,839     17,635
                                                 -------------------
Total                                            $196,246   $175,041
====================================================================

12.  COMMITMENTS, CONTINGENCIES AND RELATED PARTIES:

The Company has operating leases in effect for equipment and facilities with initial terms ranging from 2 to 20 years, with renewal options generally being available. Future minimum annual rentals, net of estimated sublease rentals under operating leases of $26.2 million, during each of the next five years are:
1998-$18 million; 1999-$17.4 million; 2000-$15.7 million; 2001-$13.2 million;
2002-$12.2 million and thereafter $73.6 million.

Rental expenses amounted to $28.1 million, $20.7 million, and $16.4 million for 1997, 1996, and 1995, respectively, net of sublease rentals of $4 million, $3.4 million, and $3.3 million for 1997, 1996, and 1995, respectively.

The Company leases certain real property from a company that is owned, in part, by a director and employee of the Company. The Company paid $439,000, $465,000, and $1.5 million in 1997, 1996, and 1995, respectively, for rental of the property.

The Company regularly purchases lubricant stocks from a company, the president of which is a director of the Company. The Company purchased $709,000, $3.3 million, and $1.6 million in 1997, 1996 and 1995, respectively for lubricant stocks.

The Company retained an advertising firm of which a director of the Company was the vice chairman. The Company paid $14.9 million and $1.2 million in 1997 and 1996 for advertising and services.

In 1996, the Company entered into a long-term lube base stock supply agreement with a major oil company. This agreement requires the Company to purchase a certain volume of lube base stock based on a price formula.

In December 1996, the Company paid $24.8 million for 1,550,934 shares of its capital stock to a former owner of Blue Coral, who was a director of the Company, and to an affiliated trust.

In 1993, the United States commenced a lawsuit against the Company alleging that the Company violated the federal Resource Conservation and Recovery Act and the federal Clean Air Act at the West Virginia refinery. In 1996, a $2.9 million settlement was reached that required the Company to pay a cash penalty and complete certain supplemental environmental projects. In addition, the Company was required to make certain capital improvements to the facility. The Company incurred $12.2 million in 1997 in connection with these capital expenditures. The Company sold the refinery in 1997 (see Note 3) but retained certain past environmental liabilities associated with this facility. The Company expects to complete the projects required by the environmental settlement in 1998. All costs to complete these projects are provided for in the Company's environmental reserves.

The Company has received notices from the United States Environmental Protection Agency ("USEPA") and others that it is a potentially responsible party relative to certain waste disposal sites identified by the USEPA and that it may be required to share in the cost of clean-up. The Company anticipates some liability for long-term remediation at formerly owned facilities including four refineries and various coal operations.

At December 31, 1997, the Company had $28.2 million accrued for all environmental matters which are probable and can be reasonably estimated. The Company currently expects most of these costs to be paid over the next five to ten years.

In 1996, the Federal Trade Commission ("FTC") filed an administrative proceeding seeking an order that Slick 50 cease from making certain product claims and refrain from making other product claims without adequate substantiation. In addition, class action suits were filed against Slick 50 alleging false, misleading, deceptive and/or unsubstantiated claims relating to Slick 50(R) engine treatment. These actions seek damages on behalf of the purported classes. In December 1997, the FTC approved and entered a consent decree settling the administrative proceeding. The consent decree includes restrictions on the future advertising of Slick 50(R) products and an agreement by the FTC not to seek consumer redress provided Slick 50 makes available at least $10 million in consumer redress in the form of coupons, refunds or free products for former purchasers of Slick 50 products. The Company has reached a tentative settlement with counsel in all of the above actions except one, under which the Company would make available to class members $20 million in cash rebates usable against future purchases of a variety of the products or services of the Company and its subsidiaries and to pay attorneys' fees to counsel for the class as approved by the court but not in any event to exceed $3.25 million. The Company will also pay all costs of notice and settlement administration. The tentative settlement will be presented for approval to the District Court for Dallas County, Texas. The tentative settlement of the class action suits would fulfill the consumer redress requirements under the FTC consent decree.

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

13.  STOCK OPTIONS AND MANAGEMENT COMPENSATION:

The Company has various stock option, incentive and award plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options issued under the plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation" the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(in thousands, except per share amount)                                    1997                      1996
--------------------------------------------------------------------------------------------------------------------

Net income                                                             $ 21,308                    $ 13,225
Earnings per share                                                          .61                         .38
====================================================================================================================


Under current plans, 6,285,836 shares have been authorized for issuance. Collectively, these plans include stock options, stock appreciation rights, cash payment rights, restricted shares, performance shares and other share awards. Under these plans, options have been granted to employees and non-employee directors to purchase capital stock at a price no less than 100% of the fair market value on the date of grant. Options granted may not be exercised for at least six months from the date of grant and all options must be exercised within ten years of the date granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995: expected volatility of 26%, risk-free interest rates of 6%, and expected lives of 3.5 years. A dividend yield of 2.6%, 2.4%, and 2.4% was assumed for 1997, 1996, and 1995, respectively. A summary of the status of the Company's stock option plans is presented below:


                                                    1997                  1996                   1995
                                         --------------------------------------------------------------------------
                                                         Weighted-              Weighted-              Weighted-
                                                         Average                Average                Average
                                                         Exercise               Exercise               Exercise
                                             Shares       Price     Shares       Price      Shares      Price
-------------------------------------------------------------------------------------------------------------------

OUTSTANDING,  BEGINNING OF YEAR             1,770,348    $14.52    1,988,950    $14.71    1,607,071    $14.65
Granted
  Option price equal to market
    value                                   1,492,750    $14.57      223,500    $14.43      436,500    $14.22
  Option price greater than
   market value                                90,000    $19.50      125,000    $16.81       50,000    $21.74
Exercised                                     (66,400)   $12.56     (179,551)   $12.61      (64,201)   $12.40
Canceled or expired                          (136,800)   $16.99     (387,551)   $17.20      (40,420)   $19.07
--------------------------------------------------------------------------------------------------------------------
OUTSTANDING,  END OF YEAR                   3,149,898    $14.62    1,770,348    $14.52    1,988,950    $14.71
====================================================================================================================


                                                                             1997        1996        1995
-------------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options
  granted during the year
     Option price equal to market value                                        $3.18        $3.22        $3.18
     Option price greater than market value                                    $2.82        $2.31        $1.79
Options exercisable at December 31                                         2,431,523    1,430,348    1,168,950
Shares available for option                                                2,236,962      134,833      420,604
Capital stock reserved                                                     5,720,720    2,357,881    2,409,554
====================================================================================================================

The following table summarizes information about the Company's stock options outstanding at December 31, 1997:



                                     Options Outstanding                       Options Exercisable
--------------------------------------------------------------------------------------------------------------
                                         Weighted-
                                          Average            Weighted-                          Weighted-
    Range of             Number          Remaining            Average           Number           Average
 Exercise Prices      Outstanding      Contract Life       Exercise Price     Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------

$10.19-$14.00          1,068,198           6.53              $ 13.08            993,698          $ 13.07
$14.06-$14.50          1,124,250           8.96              $ 14.26            639,875          $ 14.26
$14.63-$23.81            957,450           7.18              $ 16.77            797,950          $ 16.92
                       --------------------------------------------------------------------------------------
$10.19-$23.81          3,149,898           7.60              $ 14.62          2,431,523          $ 14.64
=============================================================================================================




In 1997, 1996, and 1995, the Company issued 31,621, 45,000 and 72,845, respectively, restricted shares with weighted-average fair values of $15.81, $14.00 and $14.48 to certain key employees. Effective December 31, 1996, 96,477 performance restricted shares that had been issued in 1994 and 1995 were canceled due to the non-achievement of certain three year performance goals resulting in a credit to compensation expense of $1.2 million. The total impact to compensation expense (benefit) for restricted stock awards was $309,000, $(291,000), and $842,000 for 1997, 1996, and 1995, respectively.

14.  EMPLOYEE BENEFIT PLANS:

The Company has noncontributory pension plans covering substantially all of its corporate and Lubricants and Lubricant Services employees. Plans covering substantially all of the salaried employees provide pension benefits that are generally based on the employees' compensation and length of service. Plans covering hourly employees provide benefits of stated amounts for each year of service. The Company's funding policy is based on an actuarially determined cost method allowable under statutory regulations.

Net pension cost for 1997, 1996, and 1995 is summarized below:



(in thousands)                                                              1997        1996        1995
----------------------------------------------------------------------------------------------------------

Service cost benefits earned during the period                            $  2,401    $  2,496    $  2,886
Interest cost                                                               10,207       9,668       9,629
Actual return on assets                                                    (13,025)    (11,543)    (22,791)
Net amortization and deferral                                                 (341)       (858)     11,121
                                                                          --------------------------------
Total pension (benefit) costs (a)                                         $   (758)   $   (237)   $    845
==========================================================================================================


a. 1997 excludes $600,000 curtailment loss and $800,000 of special termination benefits due to the sale of the West Virginia refinery and $1 million curtailment gain due to the sale of Truck-Lite. 1995 excludes $1.8 million and $800,000 curtailment gain and $3 million and $500,000 cost of special termination benefits due to restructuring and sale of E&P.

The funded status of the plans at December 31, 1997 and 1996 follows:



                                                            1997                                 1996
                                                   ---------------------------------------------------------------------
                                                     Assets Exceed      Accumulated       Assets Exceed    Accumulated
                                                      Accumulated     Benefits Exceed      Accumulated       Benefits
(in thousands)                                         Benefits            Assets           Benefits       Exceed Assets
------------------------------------------------------------------------------------------------------------------------

Vested benefit obligation                                $ 129,456        $   4,189        $ 125,171        $   1,013
                                                         ============================================================
Accumulated benefit obligation                             136,775            5,547          130,601            1,087
                                                         ============================================================
Projected benefit obligation                               144,942            5,835          139,438            1,308
Plan assets at fair value, primarily
     pooled separate accounts                              156,456               --          145,468               --
                                                         ------------------------------------------------------------
Projected benefit obligation less than
    (in excess of) plan assets                              11,514           (5,835)           6,030           (1,308)
Prior service cost not yet recognized
     in net periodic pension cost                            2,699               80            4,085               98
Unrecognized net loss                                        2,297               30            8,181               67
Unrecognized transition asset                               (6,280)             138           (7,987)             184
Minimum liability adjustment                                    --             (248)              --             (349)
                                                         ------------------------------------------------------------
Prepaid pension cost (liability)
     recognized in the balance sheet                     $  10,230        $  (5,835)       $  10,309        $  (1,308)
======================================================================================================================

Significant assumptions used in determining net pension costs and related pension obligations are:


December 31,                                                                  1997    1996    1995
----------------------------------------------------------------------------------------------------

Discount rate                                                                 7.0%     7.5%     7.0%
Rate of increase in compensation levels                                       4.0%     4.0%     4.0%
Expected long-term rate of return on assets                                   9.0%     9.0%     9.0%
====================================================================================================



The Company has certain defined contribution plans including a Thrift and Stock Purchase Plan and an Employee Stock Ownership Plan. The cost of these plans was $1.8 million, $1.2 million, and $1.2 million in 1997, 1996, and 1995, respectively.

In addition to providing pension benefits, the Company provides health care and life insurance benefits for active and retired employees of certain subsidiaries. These plans are unfunded, and the Company retains the right to modify or eliminate these benefits.

The components of periodic expense for postretirement benefits in 1997, 1996 and 1995 were as follows:


(in thousands)                                                                1997        1996        1995
------------------------------------------------------------------------------------------------------------

Service costs of benefits earned                                            $ 1,609      $ 1,660     $   697
Interest cost on liability                                                    6,928        7,201       7,565
Amortization of (gain) loss                                                    (387)         477         129
                                                                            --------------------------------
Net periodic postretirement benefit cost (a)                                $ 8,150      $ 9,338     $ 8,391
============================================================================================================


a. 1997 excludes $800,000 of curtailment gain due to sale of West Virginia refinery. 1995 excludes $600,000 and $800,000 cost of curtailment due to restructuring and sale of E&P.

The status of the plans at December 31, 1997 and 1996 follows:


(in thousands)                                                                1997        1996
--------------------------------------------------------------------------------------------------

Retirees                                                                    $ 91,139     $ 90,526
Fully eligible active participants                                             3,165        3,848
Other active participants                                                      8,562        7,500
                                                                            ----------------------
Accumulated postretirement benefit obligation (APBO)                         102,866      101,874
Unrecognized net gain                                                          1,714        1,081
                                                                            --------     --------
Accrued postretirement benefit costs                                        $104,580     $102,955
=================================================================================================


For measurement purposes, a 7% annual rate of increase in the per capita claims cost was assumed for 1997, declining gradually to 5% by the year 2001 and thereafter. The health care cost trend rate assumption has a significant effect on the APBO and net periodic benefit costs. A 1% increase in the trend rate for health care costs would have increased the APBO at December 31, 1997 by 12% and 1997 service and interest costs by 14%.

Significant assumptions used in determining postretirement benefit expenses and accumulated postretirement benefit obligations are:


December 31,                                                                  1997             1996              1995
---------------------------------------------------------------------------------------------------------------------

Discount rate                                                                 7.0%             7.5%              7.0%
Rate of increase in compensation levels                                       4.0%             4.0%              4.0%
=====================================================================================================================

15.  SUPPLEMENTAL CASH FLOW INFORMATION:

(in thousands)                                                                 1997            1996            1995
---------------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
     Interest, net of amounts capitalized                                   $  26,536       $  11,645       $   6,911
     Income taxes                                                              12,401          11,961          30,562
======================================================================================================================
Noncash investing and financing activities:
     Capital stock issued for acquisitions (Note 2)                         $  23,509       $  49,458       $  19,536
     Debt issued for acquisition (Note 2)                                      10,312              --              --
     Notes received in sale of assets                                           9,305              --              --
     Capital stock issued under incentive plans (Note 13)                         753             344           1,055
======================================================================================================================
Details of acquisitions (Note 2):
     Fair value of assets acquired                                          $ 158,501       $ 305,915       $  79,486
     Liabilities assumed                                                      (14,894)        (21,560)        (26,289)
     Debt issued                                                              (10,312)             --              --
     Stock issued                                                             (23,509)        (49,458)        (19,536)
                                                                            -----------------------------------------
     Cash paid                                                                109,786         234,897          33,661
     Less:  cash acquired                                                        (894)           (791)         (2,653)
                                                                            =========================================
     Net cash paid for acquisitions                                         $ 108,892       $ 234,106       $  31,008
======================================================================================================================


16.  SEGMENT INFORMATION:

The Company's operations are organized into two segments. The Lubricants and Lubricant Services segment produces and markets lubricants and provides fast service automobile oil changes through the Company's Q Lube subsidiary. The Company's Consumer Products segment consists of operations from its recent acquisitions (see Note 2) of Slick 50, Blue Coral, Medo, Axius and Rain-X. The Consumer Products segment manufactures and markets automotive aftermarket products, including automotive chemicals, car appearance and air freshener products. Intersegment sales are at market. Corporate assets consist principally of deferred tax assets, cash and cash equivalents and assets not identifiable with the operations of a segment.



(in thousands)                                                                1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------
Revenues (a)
Lubricants and lubricant services                                           $   914,682      $   972,390      $   906,158
Consumer products                                                               287,594          143,929           39,962
Intersegment sales                                                               (8,305)          (2,815)            (862)
                                                                            ---------------------------------------------
                                                                            $ 1,193,971      $ 1,113,504      $   945,258
=========================================================================================================================
Operating Profits
Lubricants and lubricant services                                           $    33,703      $    46,061      $    39,868
   Restructuring, systems integration and
     other special charges (Note 3)                                             (26,980)         (17,871)         (17,800)
                                                                            ---------------------------------------------
Total lubricants and lubricant services                                           6,723           28,190           22,068
                                                                            ---------------------------------------------
Consumer products                                                                44,658           14,383            2,880
   Restructuring, systems integration and
     other special charges (Note 3)                                             (13,833)            (239)              --
                                                                            ---------------------------------------------
Total consumer products                                                          30,825           14,144            2,880
                                                                            ---------------------------------------------
Total operating profits                                                          37,548           42,334           24,948
Corporate income                                                                    912            3,013            5,523
Gain on sale of joint venture interests                                           3,517               --               --
Interest expense                                                                (26,913)         (12,609)          (7,178)
Corporate expenses                                                              (18,855)         (18,790)         (19,816)
   Restructuring, systems integration and
     other special charges (Note 3)                                              (7,598)           3,603           (9,200)
                                                                            ---------------------------------------------
Total corporate expenses                                                        (26,453)         (15,187)         (29,016)
                                                                            ---------------------------------------------
Income (loss) from continuing operations
     before income taxes                                                    $   (11,389)     $    17,551      $    (5,723)
=========================================================================================================================
Identifiable Assets
Lubricants and lubricant services                                           $   575,554      $   505,236      $   448,674
Consumer products                                                               482,896          375,892           78,794
Discontinued operations                                                           1,851           36,798           35,543
                                                                            ---------------------------------------------
                                                                              1,060,301          917,926          563,011
Corporate                                                                       109,414          111,083          144,640
                                                                            ---------------------------------------------
                                                                            $ 1,169,715      $ 1,029,009      $   707,651
=========================================================================================================================
a. In 1997, 1996, and 1995, sales to one customer and its affiliated companies totaled 19%, 19%, and 18%, respectively, of consolidated revenues.





(in thousands)                                                            1997          1996           1995
----------------------------------------------------------------------------------------------------------------
Capital Expenditures
Lubricants and lubricant services                                      $    63,040   $    53,519    $    39,363
Consumer products                                                            5,529         2,100           --
Discontinued operations                                                      2,616         4,504          5,767
                                                                       ----------------------------------------
                                                                       $    71,185   $    60,123    $    45,130
===============================================================================================================
Depreciation, Depletion and Amortization
Lubricants and lubricant services                                      $    27,531   $    27,668    $    27,940
Consumer products                                                           13,735         8,113          2,520
Discontinued operations                                                      2,819         2,797          7,870
                                                                       ----------------------------------------
                                                                       $    44,085   $    38,578    $    38,330
===============================================================================================================


17.  QUARTERLY RESULTS (UNAUDITED):




                                                                      Quarters Ended 1997
                                     --------------------------------------------------------------------------
(in thousands,
   except per share data)                    March 31,     June 30,   September 30,  December 31,      Total
----------------------------------------------------------------------------------------------------------------

Revenues                                   $   294,353   $   319,274   $   303,356   $   276,988    $ 1,193,971
Gross profit (a)(b)(c)                         102,594       115,432       103,355        62,862        384,243
Income (loss) from continuing
     operations                                  5,771         7,567         3,832       (24,559)        (7,389)
Income from discontinued
     operations                                  1,094         1,277         1,477        26,629         30,477
Net income                                 $     6,865   $     8,844   $     5,309   $     2,070    $    23,088
===============================================================================================================
Per share:
Income (loss) from continuing
     operations                            $       .17   $       .21   $       .11   $      (.69)   $      (.21)
Income from discontinued
     operations                                    .03           .04           .04           .75            .87
Net income                                         .20           .25           .15           .06            .66
Dividends                                  $       .10   $       .10   $       .10   $       .10    $       .40
===============================================================================================================
a.   Gross profit equals total sales and operating revenues less cost of sales and operating costs (excluding depreciation and amortization) and restructuring, systems integration and other special charges.
b.   Gross profit for the fourth quarter of 1997 was impacted positively by the effect of LIFO liquidations of
     $3.1 million.
c.   Gross profit for the third and fourth quarters was impacted negatively by the effect of special charges of
     $5.3 million, and $43.1 million, respectively.




                                                          Quarters Ended 1996
                                  --------------------------------------------------------------------
(in thousands,
     except per share data)             March 31,   June 30,    September 30,  December 31,   Total
------------------------------------------------------------------------------------------------------

Revenues                               $  255,251   $  279,092   $  289,197   $  289,964    $1,113,504
Gross profit (a)(b)(c)                     84,586       80,681       93,948       79,870       339,085
Income (loss) from continuing
     operations                             4,479        5,945        5,826       (6,599)        9,651
Income from discontinued
     operations                             1,227        1,228          928          689         4,072
Net income (loss)                      $    5,706   $    7,173   $    6,754   $   (5,910)   $   13,723
======================================================================================================
Per share:
Income (loss) from continuing
     operations                        $      .13   $      .18   $      .16   $     (.18)   $      .28
Income from discontinued
     operations                               .04          .04          .03          .02           .12
Net income (loss)                             .17          .22          .19         (.16)          .40
Dividends                              $      .10   $      .10   $      .10   $      .10    $      .40
======================================================================================================
a.   Gross profit equals total sales and operating revenues less cost of sales and operating costs
     (excluding depreciation and amortization) and restructuring, systems integration and other special charges.
b.   Gross profit for the second, third and fourth quarters of 1996 was impacted positively by the effect of LIFO liquidations of $300,000, $200,000 and $600,000, respectively.
c.   Gross profit for the first, second, third and fourth quarters was impacted negatively by the effect of special charges of $470,000, $340,000, $90,000 and $13.6 million, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEMS 10 THROUGH 13.

         Information concerning the executive officers of Quaker State appears at the end of Part I of this annual report. In accordance with the provisions of General Instruction G to Form 10-K, the other information required by Item 10 (Directors and Executive Officers of the Registrant) and the information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated in this annual report by reference from the definitive Proxy Statement to be filed by Quaker State pursuant to Regulation 14A no later than April 30, 1998 (except for the information required to be included in such Proxy Statement by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K).

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(3) EXHIBITS:

         The exhibits listed below are filed as a part of this annual report:


EXHIBIT
  NO                                     DOCUMENT
-------                                  --------
2(a)              Stock Purchase Agreement dated October 29, 1997 among Quaker
                  State Corporation, Quaker State Investment Corporation. and
                  Truck-Lite Acquisition Corporation with list of omitted
                  schedules (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated November 3, 1997 and incorporated herein by reference).

2(b)              Asset Purchase Agreement by and among the Company, BC
                  Acquisition Corporation, Blue Coral, Inc. and the Blue Coral
                  Stockholders dated as of June 7, 1996, with list of omitted schedules and exhibits (filed as Exhibit 2 to the Company's
                  Current Report on Form 8-K dated June 28, 1996 and incorporated herein by reference).

2(b)(i)           Purchase Agreement dated December 12, 1996, among the Company,
                  Blue Coral, Inc., Sheldon Adelman, Joel Adelman and the Trust, with exhibits (filed as Exhibit 99.3 to the Company's Current
                  Report on Form 8-K dated December 12, 1996 and incorporated herein by reference).

2(c)              Stock Purchase Agreement by and among the Company and the Medo
                  Shareholders, dated as of August 30, 1996, with list of omitted schedules and exhibits (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated October 2, 1996 and incorporated herein by reference).

2(c)(i) Amendment No. 1 to Stock Purchase Agreement Agreement by and among the Company and the Medo Shareholders, dated as of October 2, 1996 (filed as Exhibit 2(b) to the Company's
                  Current Report on Form 8-K dated October 2, 1996 and incorporated herein by reference).

3(i) Composite Certificate of Incorporation of the Company amended as of May 16, 1997 (filed as Exhibit 3 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997 and incorporated herein by reference).

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

4(c)              $400 Million Credit Agreement between Quaker State and Morgan
                  Guaranty Trust Company of New York, as Agent, dated as of
                  June 12, 1997, with a list of omitted schedules and exhibits

                  (filed as Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

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

10(b)(i) First Amendment to the 1994 Non-Employee Director's Stock Option Plan, dated October 24, 1996 (filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).*

10(c) 1994 Stock Incentive Plan as amended and restated effective May 16, 1997 (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).*

10(d) 1996 Directors' Fee Plan, as amended and restated effective March 27, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).*

10(e) Forms of Split Dollar Life Insurance Agreement and related Collateral Assignment Agreement (filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).*

10(e)(i) First Amendment to Split Dollar Life Insurance Agreement (filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10(f) Annual Incentive Bonus Plan, as amended and restated effective January 1, 1995 (filed as Exhibit 10(h) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10(g) Quaker State Amended and Restated Severance Plan, effective September 30, 1988 (filed as Exhibit 28.1 to Form 8-K filed on October 17, 1988 and incorporated herein by reference).*

10(h) Articles X and XI of the Quaker State Salaried Pension Plan, as Amended and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries (filed as Exhibit 28(b) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).*

10(i) Articles X and XI of the Quaker State Hourly Pension Plan, as Amended and Restated effective July 1, 1989 for Quaker State and certain of its subsidiaries (filed as Exhibit 28(e) to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).*

10(j)             Quaker State Supplemental Excess Retirement Plan (filed as
                  Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).*

10(k)             Quaker State Supplemental Executive Retirement Plan
                  (filed herewith).*

10(l) Employment Agreement, dated as of August 1, 1994, between Quaker State Corporation and Herbert M. Baum (filed as
                  Exhibit 10(a) to Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference).*

10(l)(i) Amendment to Employment Agreement with Herbert M. Baum dated May 10, 1996 (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).*

10(l)(ii)         Second Amendment to Employment Agreement with Herbert M.
                  Baum dated March 20, 1997 (filed as Exhibit 10(k)(ii) to Form
                  10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10(l)(iii)        Third Amendment to Employment Agreement with Herbert M. Baum effective January 1, 1998 (filed herewith).*

10(m) Employment Agreement, dated as of September 30, 1994, between Quaker State Corporation and L. David Myatt (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).*

10(n) Letter, dated as of June 5, 1995, between Quaker State and John D. Barr (filed as Exhibit 10(m) to the 1995 Form 10-K and incorporated herein by reference).*

10(o) Letter Agreement, dated February 28, 1996, between Quaker State and John D. Barr (filed as Exhibit 10(n) to the Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).*

10(p) Letter Agreement, dated March 4, 1996, between Quaker State and Charles F. Bechtel (filed as Exhibit 10(o) to the Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).*

10(q) Form of Indemnification and Insurance Agreement entered into between Quaker State and each of its directors (filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

10(r) Form of letter agreement entered into between Quaker State and each of its non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors (filed as Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).*

10(r)(i) Resolution dated March 28, 1997 terminating the letter agreements entered into between Quaker State and each of its current non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors, (filed as Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).*

10(s) Outside Directors' Group Life Plan (filed as Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference).*

10(t) Form of amended and restated Employment Continuation Agreement entered into between Quaker State and certain of its executive officers (filed herewith).*

10(t)(i) Amendment to amended and restated Employment Continuation Agreement between the Quaker State and Conrad A. Conrad (filed herewith).*

11 Statement re Computation of Per Share Earnings (filed herewith).

12                Statement re Computation of Ratios (filed herewith).

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

(b)  REPORTS ON FORM 8-K:

The Company filed a current report on Form 8-K on November 17, 1997 and reported under Item 2 the completion of the sale of the Company's subsidiary, Truck-Lite, to a subsidiary of Penske Capital Partners LLC. Included with this current report on Form 8-K were pro forma condensed consolidated statements of operation of Quaker State and subsidiaries for the year and nine months ended December 31, 1996 and September 30, 1997, respectively, and a pro forma condensed consolidated balance sheet for Quaker State and subsidiaries as of September 30, 1997, with corresponding notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quaker State has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               QUAKER STATE CORPORATION


                               By  /s/ Herbert M. Baum
                                 --------------------------------------------
                                   Herbert M. Baum, Chairman of the Board and
                                   Chief Executive Officer

Date:  March 26, 1998


POWER OF ATTORNEY

         We, the undersigned officers and directors of Quaker State Corporation, hereby severally constitute Conrad A. Conrad and Paul E. Konney, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below the report on Form 10-K filed herewith and any and all amendments to said report, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable Quaker State Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said report and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report and Power of Attorney have been signed by the following persons in the capacities and on the date indicated;



            Name                                        Title                              Date
            ----                                        -----                              ----

/s/ Herbert M. Baum
-----------------------------
      (Herbert M. Baum)                       Chairman of the Board, Chief                 3/26/98
                                              Executive Officer and Director
                                              (Principal Executive Officer)

/s/ Conrad A. Conrad
-----------------------------
      (Conrad A. Conrad)                      Vice Chairman, Chief Financial               3/26/98
                                              Officer and Director (Principal
                                              Financial Officer)

/s/ Keith S. Krzeminski
-----------------------------
      (Keith S. Krzeminski)                   Vice President and Controller                3/26/98
                                              (Principal Accounting Officer)





/s/ John D. Barr                              Director                                     3/26/98
-----------------------------
      (John D. Barr)


/s/ Leonard M. Carroll                        Director                                     3/26/98
-----------------------------
      (Leonard M. Carroll)


/s/ J. Taylor Crandall                        Director                                     3/26/98
-----------------------------
      (J. Taylor Crandall)


/s/ Laurel Cutler                             Director                                     3/26/98
-----------------------------
      (Laurel Cutler)


/s/ C. Frederick Fetterolf                    Director                                     3/26/98
-----------------------------
      (C. Frederick Fetterolf)


/s/ Thomas A. Gardner                         Director                                     3/26/98
-----------------------------
      (Thomas A. Gardner)


/s/ F. William Grube                          Director                                     3/26/98
-----------------------------
      (F. William Grube)


/s/ Forrest R. Haselton                       Director                                     3/26/98
-----------------------------
      (Forrest R. Haselton)


/s/ Kenneth Lee                               Director                                     3/26/98
-----------------------------
      (Kenneth Lee)


/s/ L. David Myatt                            Director                                     3/26/98
-----------------------------
      (L. David Myatt)


/s/ Raymond A. Ross, Jr.                      Director                                     3/26/98
-----------------------------
      (Raymond A. Ross, Jr.)


/s/ Lorne R. Waxlax                           Director                                     3/26/98
-----------------------------
      (Lorne R. Waxlax)


                   QUAKER STATE CORPORATION AND SUBSIDIARIES
                 Schedule II. Valuation and Qualifying Accounts
             for the years ended December 31, 1997, 1996, and 1995
                           (in thousands of dollars)



                      Column A                        Column B       Column C       Column D          Column E
                      --------                        --------      --------        --------          --------
                                                                    Additions
                                                      Balance at    charged to                        Balance at
                                                      beginning     costs and                          end of
                     Description                      of period     expenses        Deductions         period
-------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
   NOTES RECEIVABLES:
1997 .........................................       $     4,140   $     3,881(a)   $     3,325(b)   $     4,696
1996 .........................................             3,475         1,981(a)         1,316(b)         4,140
1995 .........................................             2,153         2,898(a)         1,576(b)         3,475

(a) Includes $1.4 million. $1.5 million, and $1.4 million of additions due to business acquisition in 1997, 1996 and 1995, respectively.
(b) Accounts and notes receivable written off during the year.


                                 EXHIBIT INDEX
                               TO 1997 FORM 10-K
                            QUAKER STATE CORPORATION



EXHIBIT
  NO                                   DOCUMENT
-------                                --------

2(a)              Stock Purchase Agreement dated October 29, 1997 among Quaker
                  State Corporation, Quaker State Investment Corporation. and
                  Truck-Lite Acquisition Corporation with list of omitted schedules, (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated November 3, 1997 and incorporated herein by reference).

2(b)              Asset Purchase Agreement by and among the Company, BC
                  Acquisition Corporation, Blue Coral, Inc. and the Blue Coral
                  Stockholders dated as of June 7, 1996, with list of omitted schedules and exhibits (filed as Exhibit 2 to the Company's
                  Current Report on Form 8-K dated June 28, 1996 and incorporated herein by reference).

2(b)(i)           Purchase Agreement dated December 12, 1996, among the Company,
                  Blue Coral, Inc., Sheldon Adelman, Joel Adelman and the
                  Trust, with exhibits (filed as Exhibit 99.3 to the Company's
                  Current Report on Form 8-K dated December 12, 1996 and incorporated herein by reference).

2(c)              Stock Purchase Agreement by and among the Company and the Medo
                  Shareholders, dated as of August 30, 1996, with list of omitted schedules and exhibits (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated October 2, 1996 and incorporated herein by reference).

2(c)(i)           Amendment No. 1 to Stock Purchase Agreement by and among the
                  Company and the Medo Shareholders, dated as of October 2, 1996 (filed as Exhibit 2(b) to the Company's Current Report on Form 8-K dated October 2, 1996 and incorporated herein by reference).

3(a) Composite Certificate of Incorporation of the Company amended as of May 16, 1997 (filed as Exhibit 3 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997 and incorporated herein by reference).

3(b)              Bylaws of the Company, as amended to July 25, 1996 (filed as
                  Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

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

4(c)              $400 Million Credit Agreement between Quaker State and Morgan
                  Guaranty Trust Company of New York, as Agent, dated as of
                  June 12, 1997, with a list of omitted schedules and exhibits
                  (filed as Exhibit 4(c) to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).



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

10(b)(i)          First Amendment to the 1994 Non-Employee Director's Stock
                  Option Plan, dated October 24, 1996 (filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).*

10(c)             1994 Stock Incentive Plan as amended and restated effective
                  May 16, 1997 (filed as Exhibit 10(a) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997 and incorporated herein by reference).*

10(d)             1996 Directors' Fee Plan, as amended and restated effective
                  March 27, 1997 (filed as Exhibit 10(b) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997 and incorporated herein by reference).*

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

10(f)             Annual Incentive Bonus Plan, as amended and restated effective
                  January 1, 1995 (filed as Exhibit 10(h) to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

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

10(k)             Quaker State Supplemental Executive Retirement Plan
                  (filed herewith).*




10(l)             Employment Agreement, dated as of August 1, 1994, between
                  Quaker State Corporation and Herbert M. Baum (filed as
                  Exhibit 10(a) to Form 10-Q for the fiscal quarter ended
                  September 30, 1994 and incorporated herein by reference).*

10(l)(i)          Amendment to Employment Agreement with Herbert M. Baum dated
                  May 10, 1996 (filed as Exhibit 10(a) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1996 and incorporated herein by reference).*

10(l)(ii)         Second Amendment to Employment Agreement with Herbert M. Baum dated March 20, 1997 (filed as Exhibit 10(k)(ii) to Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10(l)(iii)        Third Amendment to Employment Agreement with Herbert M. Baum effective January 1, 1998 (filed herewith).*

10(m)             Employment Agreement, dated as of September 30, 1994, between
                  Quaker State Corporation and L. David Myatt (filed as Exhibit
                  10(b) to Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).*

10(n)             Letter, dated as of June 5, 1995, between Quaker State and
                  John D. Barr (filed as Exhibit 10(m) to the 1995 Form 10-K and incorporated herein by reference).*

10(o)             Letter Agreement, dated February 28, 1996, between Quaker
                  State and John D. Barr (filed as Exhibit 10(n) to the Form
                  10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).*

10(p) Letter Agreement, dated March 4, 1996, between Quaker State and Charles F. Bechtel (filed as Exhibit 10(o) to the Form
                  10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).*

10(q) Form of Indemnification and Insurance Agreement entered into between Quaker State and each of its directors (filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December
                  31, 1987 and incorporated herein by reference).

10(r) Form of letter agreement entered into between Quaker State and each of its non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors (filed as Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).*

10(r)(i) Resolution dated March 28, 1997 terminating the letter agreements entered into between Quaker State and each of its current non-employee directors regarding the retirement benefits provided by Quaker State to its non-employee directors, (filed as Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).*

10(s)             Outside Directors' Group Life Plan (filed as Exhibit 10(d) to
                  Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference).*

10(t) Form of amended and restated Employment Continuation Agreement entered into between Quaker State and certain of its executive officers (filed herewith).*

10(t)(i)          Amendment to amended and restated Employment Continuation
                  Agreement between the Quaker State and Conrad A. Conrad
                  (filed herewith).*

11                Statement re Computation of Per Share Earnings (filed herewith).



12         Statement re Computation of Ratios (filed herewith).

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

                                                                  EXHIBIT 10(K)








                                                 APPROVED BY THE ORGANIZATION &
                                                 COMPENSATION COMMITTEE 2/28/95











                            QUAKER STATE CORPORATION
                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


                           EFFECTIVE JANUARY 1, 1995

                            QUAKER STATE CORPORATION
                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                               TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----

                           PREAMBLE.................................................................        iii

ARTICLE  1.                DEFINITIONS..............................................................        1

ARTICLE     2.          BENEFITS...................................................................         3

   Section    2.01         Retirement Benefits......................................................        3
   Section    2.02         Death Benefits...........................................................        3
   Section    2.03         Beneficiary Designation..................................................        3

ARTICLE     3.          VESTING AND FORFEITURE OF BENEFITS..........................................        4

   Section    3.01      Vesting..................................................................           4
   Section    3.02         Forfeiture For Cause.....................................................        4
   Section    3.03         Forfeiture For Competition...............................................        4
   Section    3.04         No  Reinstatement........................................................        5
   Section    3.05      Other Remedies...........................................................           5

ARTICLE     4.             ADMINISTRATION............................................................       6

   Section 4.01            Committee and Agents.....................................................        6
   Section 4.02            Rules and Regulations....................................................        6
   Section 4.03            Committee Action.........................................................        6
   Section 4.04            Plan Interpretation......................................................        6
   Section 4.05            Notice of Participation..................................................        6
   Section 4.06            Costs....................................................................        6
   Section 4.07            Unsecured Creditor.......................................................        6
   Section 4.08            Authority of Board and Committee.........................................        6
   Section 4.09            Amendment, Modification or Termination...................................        7
   Section 4.10            Claim and Appeal Procedure...............................................        7
   Section 4.11            Status of Plan...........................................................        8
   Section 4.12            Tax Withholding..........................................................        8
   Section 4.13            Certificates and Reports.................................................        8

ARTICLE     5.             MISCELLANEOUS PROVISIONS.................................................        9

   Section 5.01            Merger or Consolidation..................................................        9
   Section 5.02            Gender and Number........................................................        9
   Section 5.03            Construction.............................................................        9
   Section 5.04            Non-alienation...........................................................        9
   Section 5.05            No Employment Rights.....................................................        9
   Section 5.06            Minor or Incompetent.....................................................        9
   Section 5.07            Illegal or Invalid  Provision............................................        10
   Section 5.08            Written Notice...........................................................        10



                                    PREAMBLE

         The purpose of the Quaker State Corporation Supplemental Executive Retirement Plan is to supplement the pension payable from the Quaker State Corporation Salaried Pension Plan for designated executives which are limited because the executive is not able to work the maximum years of service for which pension benefits may be accrued under the Pension Plan. The main objectives of the Plan are to enable Quaker State to attract and retain highly qualified executives and to encourage executives to remain with Quaker State until eligible for retirement. The Plan seeks to satisfy these objectives by providing a supplemental pension.

                             ARTICLE 1. DEFINITIONS

         Section 1.01 - Definitions. As used herein, the following words and phrases shall have the meanings below, unless the context clearly indicates otherwise:

         (a) "ACTUAL PENSION" shall mean the pension benefit under the Pension Plan which is paid to the Participant.

         (b) "AVERAGE MONTHLY EARNINGS" shall mean the average monthly earnings, as defined in the Pension Plan, which would be used to calculate the Participant's pension under the Pension Plan if the Participant retired as of the day after his last day as a Participant in the Plan.

         (c) "BENEFICIARY" shall mean the person or persons, natural or legal, designated in writing by the Participant in accordance with Section 2.03 to receive any benefits under the Plan which may become payable in the event of the Participant's death, or if none is designated or surviving at the time of the Participant's death, the Participant's surviving spouse shall be the Beneficiary or, if there is no surviving spouse, then the estate of the Participant shall be the Beneficiary.

         (d)      "BOARD" shall mean the Board of Directors of Quaker State.

         (d) "CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time.

         (e) "COMMITTEE" shall mean the Organization and Compensation Committee of Quaker State.

         (g)      "EFFECTIVE DATE" shall mean January 1, 1995.

         (h) "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.

         (i) "PARTICIPANT" shall mean any executive of Quaker State or a Participating Entity who is at least age 55, is determined by the Committee to be a member of a select group of management or highly compensated employees for purposes of Title I of ERISA, is specifically approved by the Committee to be a participant in the Plan following a recommendation by the Chief Executive Officer of Quaker State, and has executed a Participation Agreement. The effective date for such executive to be considered a Participant shall be established by the Committee at the time of approval. An executive shall cease to be a Participant if he either ceases to be an executive or the Committee revokes participation hereunder (even if vested).

         (j) "PARTICIPATION AGREEMENT" shall mean the agreement between Quaker State or the Participating Entity and the Participant which is provided by the Committee and required to be executed pursuant to paragraph (i) above.

         (k) "PARTICIPATING ENTITY" shall mean Quaker State and any other subsidiary or affiliate of Quaker State which elects to participate in the Plan with respect to Participants employed by it and is approved by the Board or the Committee to participate in the Plan, with such status as a Participating Entity hereunder and participation in the Plan ceasing automatically on the date the subsidiary or affiliate ceases to be a subsidiary or affiliate of Quaker State.

         (l) "PENSION PLAN" shall mean the Quaker State Corporation Salaried Pension Plan until June 30, 1995 and the Quaker State Corporation Pension Plan effective from June 30, 1995, or any successor thereto, in effect from time to time.

         (m) "PLAN" shall mean the Quaker State Corporation Supplemental Executive Retirement Plan, as set forth herein or as it may be amended hereafter.

         (n)      "PLAN YEAR" shall mean the calendar year.

         (o)      "QUAKER STATE" shall mean Quaker State Corporation.

         (p) "TARGET PENSION" shall mean a monthly amount determined by multiplying the Participant's Average Monthly Earnings while a Participant by a percentage established by the Committee or its delegate and specified in the Participant's Participation Agreement.

                              ARTICLE 2. BENEFITS

         Section 2.01 - Retirement Benefits.

         (a) A vested Participant shall receive a pension from the Plan which is equal to the Target Pension, minus the Actual Pension, minus any other defined benefit pension paid or payable under a plan or agreement with Quaker State or a Participating Entity other than this Plan. The amount payable under the Plan shall be determined on the basis of the Actual Pension and such other pension payable in the form of a single life annuity beginning as of the later of the first day of the month in which the Participant's 65th birthday occurs and the first day of the month in which the Participant's Actual Pension begins.

         (b)      Subject to (c) below, the pension payable from the Plan under
                  (a) above shall commence to the Participant, if then living, in the form of a single life annuity at the same time as his Actual Pension, but shall be adjusted for early commencement, on the same basis as the Actual Pension is adjusted, if the commencement date is prior to the month in which the Participant's 65th birthday occurs.

         (c) Notwithstanding (b) above, if the present value actuarial equivalent of the amount to be paid under (a) above is not more than $3,500, determined as of the first day of the month in which occurs the Participant's termination of employment which entitles the Participant to an Actual Pension, on the basis of the assumptions used for calculating similar lump sums under the Pension Plan, such lump sum amount shall be paid to the Participant, if then living, either within thirty
                  (30) days after the Participant's termination of employment occurs or not later than the first day of the month which is at least forty-five (45) days after the Participant's termination of employment occurs and shall be in lieu of all other payments to the Participant under the Plan.

         Section 2.02 - Death Benefits. In the event of the death of the Participant prior to the date on which a lump sum would have been made under
Section 2.01 (c) above, the payment shall be made on the scheduled payment date to the Participant's Beneficiary and no other payments shall be due from the Plan with respect to the Participant. No other death benefits are payable under the Plan.

         Section 2.03 - Beneficiary Designation. A Participant may file with the Committee or its delegate a completed Designation of Beneficiary Form as prescribed by the Committee or its delegate. Such designation may be made, revoked or changed by the Participant at any time before death or receipt of all payments due under the Plan, but such designation will not be effective and supersede all prior designations until it is received and acknowledged by the Committee or its delegate. If the Committee has any doubt as to the proper Beneficiary to receive payments hereunder, the Committee shall have the right to withhold such payments until the matter is finally adjudicated. However, any payment made in good faith shall fully discharge the Committee, Quaker State, the Participating Entities and the Board from all further obligations with respect to that payment.

                 ARTICLE 3. VESTING AND FORFEITURE OF BENEFITS

         Section 3.01 - Vesting. Subject to Sections 3.02 and 3.03 below, a participant shall be 100% vested in the Participant's interest in the Plan as of the later of completion of five (5) years as a Participant in the Plan or becoming 100% vested in the Actual Pension pursuant to the Pension Plan. Any Participant who fails to become 100% vested in his Actual Pension shall forfeit all benefits under the Plan and shall not be entitled to any payment under the Plan.

         Section 3.02 - Forfeiture for Cause. Notwithstanding any other provisions in this Article 3 or elsewhere in the Plan, the Committee may determine that the Participant shall forfeit and no longer be entitled to his or her entire interest in the Plan (and any related death benefit shall also be forfeited) if it finds that "cause" exists (whether before or after retirement and whether or not the Participant retires or is dismissed). For this purpose, "cause" shall mean:

         (a) conviction of, or guilty plea or plea of nolo contendere to, a felony, criminal misconduct involving a serious act of dishonesty, fraud, embezzlement, or a crime involving moral turpitude;

         (b) negligent or willful failure to perform his duties and/or fulfill the responsibilities of his position with Quaker State or a Participating Entity;

         (c) engaging in deliberate conduct injurious to Quaker State, a Participating Entity or its affiliates; or

         (d) violation of a Quaker State or Participating Entity policy, breach of any covenant contained in any Quaker State or Participating Entity plan or agreement applicable to the Participant, or breach of his fiduciary duty to Quaker State or a Participating Entity.

         The Committee's determination as to cause and forfeiture shall be final and binding.

         Section 3.03 - Forfeiture for Competition. Notwithstanding any other provisions in this Article 3 or elsewhere in the Plan, the Committee may determine that the Participant shall forfeit and no longer be entitled to his or her entire interest in the Plan (and any related death benefit shall also be forfeited) if it finds that the Participant has while employed by Quaker State, a participating Entity, or its affiliates or within twenty-four (24) months after retirement engaged in "Competition" with Quaker State, a Participating Entity, or affiliates or, without the prior written consent of Quaker State, has during the time disclosed "Confidential Information" or made it available to anyone outside the organization at any time.

         (a)       "Competition" shall mean:

                  (1) entering into the employment of or rendering services in any capacity to, or having any ownership or other relationship directly or indirectly with, any business if such employment or services would involve or relate to the manufacture, sale or attempted sale, within the United States, or outside of the United States where Quaker State, a Participating Entity or an affiliate is doing business at the time of Participant's termination of employment, of products competitive with any products sold by Quaker State, a Participating Entity, or affiliates;

                  (2) calling on or otherwise soliciting, directly or indirectly, business from any of the customers or suppliers of Quaker State, a Participating Entity, or affiliates; or

                  (3) encouraging or soliciting, directly or indirectly, any employee of Quaker State, a Participating Entity, or affiliates to leave employment with Quaker State, a Participating Entity, or affiliates for any reason, or hiring any such employee.

         (b) "Confidential Information" shall mean confidential and proprietary data and trade secrets, including, but not limited to, information concerning sales, sales volume, sales methods, sales proposals, customers and prospective customers, identity of customers and prospective customers, identity of key purchasing personnel in the employ of customers and prospective customers, amount or kind of customer purchases, sources of supply, computer programs, system documentation, special hardware, product hardware, related software development, manuals, formulae, processes, methods, machines, compositions, ideas, improvements, inventions, or other confidential or proprietary information belonging to or relating to the affairs of Quaker State, a Participating Entity, or affiliates.

         Section 3.04 - No Reinstatement. If a Participant's interest in the Plan is cancelled or forfeited for any reason, it cannot be reinstated.

         Section 3.05 - Other Remedies. The forfeiture of Plan benefits will not provide an adequate or exclusive remedy for breach of the covenant not to engage in Competition or the covenant not to disclose Confidential Information. Quaker State and the Participating Entities shall have available for any such breach the remedies of specific performance and injunctive relief, the right to sue the Participant or other recipient to recover any amounts paid under the Plan, and all other available remedies at law or in equity.

                           ARTICLE 4. ADMINISTRATION

         Section 4.01 - Committee and Agents. Full power and authority to administer the Plan shall be vested in the Committee. The Committee may also employ such agents as it deems appropriate to assist it with the administration of the Plan.

         Section 4.02 - Rules and Regulations. The Committee may adopt such rules and regulations of general application as are beneficial for the administration of the Plan.

         Section 4.03 - Committee Action. The Committee shall transact business relating to the Plan in accordance with its by-laws.

         Section 4.04 - Plan Interpretation. The Committee shall have the full power and authority to construe and interpret the Plan, make all determinations of benefits under the Plan, approve all Participants, and determine all facts and other issues relating to claims and appeals under the Plan.

         Section 4.05 - Notice of Participation. Following a Participant's termination of employment which entitles the Participant to an Actual Pension, or following the death of the Participant, the Committee or its delegate shall send a written notice informing the Participant or other person entitled to a benefit under the Plan that he is entitled to a benefit under the Plan. Being a Participant from time to time does not guarantee that a benefit will be payable under the Plan.

         Section 4.06 - Costs. All costs and expenses involved in the administration of the Plan shall be borne by Quaker State or the Participating Entity.

         Section 4.07 - Unsecured Creditor. The Plan constitutes only a promise by Quaker State or the Participating Entity to make benefit payments in the future. Quaker State's and the Participating Entities' obligations under the Plan shall be unfunded and unsecured promises to pay. Quaker State and the Participating Entities shall not be obligated under any circumstance to fund their respective financial obligations under the Plan. Any of them may, in its discretion, set aside funds in a trust or other vehicle, subject to the claims of its creditors, in order to assist it in meeting its obligations under the Plan, if such arrangement will not cause the Plan to be considered a funded deferred compensation plan under ERISA or the Code. Quaker State, the Participating Entities, and the Plan do not give the Participant any beneficial ownership interest in any asset of Quaker State or the Participating Entity. The Participants and their Beneficiaries shall have the status of, and their rights to receive payments under the Plan shall be no greater than the rights of, general unsecured creditors of Quaker State or the applicable Participating Entity.

         Section 4.08 - Authority of Board and Committee. Any determination or action of the Committee or the Board as evidenced by their minutes or other records shall be final, conclusive and binding on all Participants and other recipients, and their beneficiaries, heirs, personal representatives, executors and administrators. No Participant shall participate in any decision of the Board or the Committee which directly or indirectly affects the Participant's benefits under the Plan.

         Section 4.09 - Amendment, Modification or Termination. The Board or the Committee, in its sole discretion, may amend, modify or terminate the Plan at any time and from time to time, provided that no such amendment, modification, or termination shall reduce the benefit then being paid to the Participant or other person from the Plan or which would be payable if the Participant retired or died on the day before any such amendment, modification or termination, unless consented to by the affected Participant or by such other person if the Participant is deceased.

         Section 4.10 - Claim and Appeal Procedure.

         (a) In the event of a claim by a Participant or other person for or in respect of any benefit under the Plan, such Participant or other person shall present the reason for the claim in writing to the Committee, addressed to the principal place of business of Quaker State, or to such other person or entity designated by the Committee. The Committee shall, within ninety (90) days after the receipt of such written claim, send written notification to the Participant or other person as to its disposition, unless special circumstances require an extension of time for processing the claim. If such an extension of time for processing is required, written notice of the extension shall be furnished to the claimant prior to the termination of the initial ninety (90) day period. In no event shall such extension exceed a period of ninety (90) days from the end of such initial period. The extension notice shall indicate the special circumstances requiring an extension of time and the date by which the Committee expects to render the final decision.

                  In the event the claim is wholly or partially denied, the written notification shall state the specific reason or reasons for the denial, include specific references to pertinent Plan provisions on which the denial is based, provide an explanation of any additional material or information necessary for the Participant or other person to perfect the claim and a statement of why such material or information is necessary, and set forth the procedure by which the Participant or other person may appeal the denial of the claim. If the claim has not been granted and notice is not furnished within the time period specified in the preceding paragraph, the claim shall be deemed denied for the purpose of proceeding to appeal in accordance with paragraph (b) below.

         (b) In the event a Participant or other person wishes to appeal the claim denial, he may request a review of such denial by making written application to the Committee, addressed to the principal place of business of Quaker State, or to such other person or entity designated by the Committee, within sixty
                  (60) days after receipt of the written notice of denial (or the date on which such claim is deemed denied if written notice is not received within the applicable time period specified in paragraph (a) above). Such Participant or other person (or his duly authorized representative) may, upon written request to the Committee, review documents that are pertinent to such claim, and submit in writing issues and comments in support of his position.

                  Within sixty (60) days after receipt of the written appeal (unless an extension of time is necessary due to special circumstances or is agreed to by the parties, but in no event more than one hundred and twenty (120) days after such receipt), the Committee shall notify the Participant or other person of its final decision. Such final decision shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, and specific references to the pertinent Plan provisions on which the decision is based. If an extension of time for review is required because of special circumstances, written notice of the extension shall be furnished to the claimant prior to the commencement of the extension. If the claim has not been granted and written notice is not provided within the time period specified above, the appeal shall be deemed denied.

         (c) If a Participant or other person does not follow the procedures set forth in paragraphs (a) and (b) above, he shall be deemed to have waived the right to appeal benefit determinations under the Plan. In addition, all determinations by and decisions of the Committee under this Section shall be binding on and conclusive as to the Participant or other person.

         Section 4.11 - Status of Plan. The Plan is intended to constitute an unfunded plan for tax purposes and for purposes of Title I of ERISA and is intended to be maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees of Quaker State and Participating Entities and to qualify for the exclusions from Title I of ERISA which are provided for in Sections 201(2), 301 (a)(3) and 401
(a)(1) of ERISA. Notwithstanding any provision in this Plan to the contrary, in the event that the Department of Labor, or any other regulatory or other body, issues final regulations which provide, or a court issues a final determination, that the Plan does not qualify for any of such exclusions under ERISA, the Board or the Committee may amend the Plan and the Committee may revoke the participation of all or some Participants, and the Committee may take such other action as it determines to be appropriate in order for the Plan to qualify for such exclusions notwithstanding Section 4.09 above.

         Section 4.12 - Tax Withholding. All benefits under the Plan shall be subject to Federal income, FICA, and other tax withholding as required by applicable law. At the time that tax withholding is required, if an amount is payable under the Plan to the Participant the amount of the required tax withholding shall be withheld from and reduce such payment. If, however, an amount is not then payable or the amount payable under the Plan to the Participant is less than the required withholding, the Participant shall pay, by check or money order payable to Quaker State or the Participating Entity employing the Participant, not later than the date such withholding is required, the amount of the required tax withholding or, at the sole election of Quaker State or such Participating Entity, the amount of required tax withholding shall be withheld from other compensation or amounts payable to the Participant. The Participant shall hold Quaker State or such Participating Entity harmless from any liability for acting to satisfy the withholding obligation in this manner.

         Section 4.13 - Certificates and Reports. The members of the Committee and the officers and directors of Quaker State and the Participating Entities shall be entitled to rely on all certificates and reports made by any accountants, and on all opinions given by legal counsel.

                      ARTICLE 5. MISCELLANEOUS PROVISIONS

         Section 5.01 - Merger or Consolidation. All obligations for amounts earned but not yet paid under this Plan shall survive any merger, consolidation or sale of all or substantially all of Quaker State's or a Participating Entity's assets to any entity, and be the liability of the successor to the merger or consolidation or the purchaser of assets, unless otherwise agreed by the parties thereto.

         Section 5.02 - Gender and Number. The masculine pronoun whenever used in the Plan shall include the feminine and vice versa. The singular shall include the plural and the plural shall include the singular whenever used herein unless the context requires otherwise.

         Section 5.03 - Construction. The provisions of the Plan shall be construed, administered and governed by the laws of the Commonwealth of Pennsylvania, including its statute of limitations provisions, to the extent not preempted by ERISA or other applicable Federal law. Titles of Articles and Sections of the Plan are for convenience of reference only and are not to be taken into account when construing and interpreting the provisions of the Plan.

         Section 5.04 - Non-alienation. Except as may be required by law, neither the Participant nor any other person shall have the right to, directly or indirectly, alienate, assign, transfer, pledge, anticipate or encumber any amount that is or may be payable hereunder, including in respect of any liability of a Participant or other person for alimony or other payments for the support of a spouse, former spouse, child or other dependent, prior to actually being received by the Participant or other person hereunder, nor shall the Participant's or other person's rights to benefit payments under the Plan be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Participant or other person or to the debts, contracts, liabilities, engagements, or torts of any Participant or other person, or transfer by operation of law in the event of bankruptcy or insolvency of the Participant or other person, or any legal process.

         Section 5.05 - No Employment Rights. Neither the adoption of the Plan nor any provision of the Plan shall be construed as a contract of employment between Quaker State or a Participating Entity and any Participant, or as a guarantee or right of any Participant to future or continued employment with Quaker State or a Participating Entity, or as a limitation on the right of Quaker State or a Participating Entity to discharge any of its employees with or without cause. Specifically, being a Participant does not create any rights, and no rights are created under the Plan, with respect to continued or future employment or conditions of employment.

         Section 5.06 - Minor or Incompetent. If the Committee determines that any Participant or other person entitled to a payment under the Plan is a minor or incompetent by reason of physical or mental disability, it may, in its sole discretion, cause any payment thereafter becoming due to such person to be made to any other person for his benefit, without responsibility to follow application of amounts so paid. Payments made pursuant to this provision shall completely discharge Quaker State, the Participating Entities, the Plan, the Committee, and the Board.

         Section 5.07 - Illegal or Invalid Provision. In case any provision of the Plan shall be held illegal or invalid for any reason, such illegal or invalid provision shall not affect the remaining parts of the Plan, but the Plan shall be construed and enforced without regard to such illegal or invalid provision.

         Section 5.08 - Written Notice. Any notice to the Committee that shall or may be given under the Plan shall be in writing and shall be delivered to the Committee or its delegate. Notice to a Participant shall be addressed to the current address on record with the Participating Entity. Any party may, from time to time, change the address to which notices shall be marked by giving written notice of such new address to the other party.

                                                             EXHIBIT 10(l)(iii)

                                THIRD AMENDMENT

                            TO EMPLOYMENT AGREEMENT



         This Third Amendment to Employment Agreement ("Third Amendment"), made and entered into effective as of January 1, 1998, by and between Quaker State Corporation (hereinafter called the "Corporation"), a Delaware Corporation, and Herbert M. Baum, an individual currently residing in Irving, Texas (hereinafter called the "Executive"),

                                WITNESSETH THAT:

         WHEREAS, the Executive is employed by the Corporation as its Chairman and Chief Executive Officer under an Employment Agreement dated as of August 1, 1994, which was previously amended by the First and Second Amendments to Employment Agreement dated as of May 10, 1996 and January 1, 1997, respectively, (which agreement, as amended, is hereinafter called the "Employment Agreement"); and

         WHEREAS, the parties desire by this Third Amendment to modify the terms of the Employment Agreement in certain respects as hereinafter set forth;

         NOW, THEREFORE, the Corporation and the Executive covenant and agree as follows, intending to be legally bound:

1. Paragraph 1(b) is hereby amended to substitute the date "December 31, 1998" for the date "July 31, 1998" in the first sentence thereof, and to substitute the dates "January 1, 1999, January 1, 2000 and January 1, 2001" for the dates "August 1, 1998, August 1, 1999 and August 1, 2000" in the second sentence thereof.

2. Paragraph 6(c) is hereby amended to insert the parenthetical clause "(but only if, at the relevant time, such entity or a direct or indirect parent or subsidiary of such entity continues to engage in competition with the Corporation or any of its direct or indirect parents or subsidiaries)" after the words "any direct or indirect parent or subsidiary of any of the foregoing companies" and before the comma at the end of such phrase.

3. Paragraph 7(d)(vi) is hereby amended to substitute the dollar amount "$300,000" for the dollar amount "$200,000" in the first sentence thereof.

4. Paragraph 8(c) is hereby amended to delete the second sentence of the first paragraph thereof and insert the following three new paragraphs following the second paragraph thereof:

                  In the event that any amount or benefit paid or distributed to the Executive pursuant to this Agreement, taken together with any amounts or benefits otherwise paid or distributed to the Executive by the Corporation or any affiliated company (collectively, the "Covered Payments"), are or become subject to the tax (the "Excise Tax") imposed under Section 4999 of the Code, or any similar tax that may hereafter be imposed, the Corporation shall pay to the Executive at the time specified below an additional amount (the "Tax Reimbursement Payment") such that the net amount retained by the Executive with respect to such Covered Payments, after deduction of any Excise Tax on the Covered Payments and any Federal, state and local income or employment tax and Excise Tax on the Tax Reimbursement Payment provided for hereby, but before deduction for any Federal, state and local income or employment tax withholding on such Covered Payments, shall be equal to the amount of the Covered Payments. For purposes of determining whether any of the Covered Payments will be subject to the Excise Tax and the amount of such Excise Tax,

         (i) such Covered Payments will be treated as "parachute payments" within the meaning of Section 280G of the Code, and all "parachute payments" in excess of the "base amount" (as defined under Section 280G(b)(3) of the Code) shall be treated as subject to the Excise Tax, unless, and except to the extent that, in the good faith judgment of the Corporation's independent certified public accountants appointed prior to the Change of Control Date or tax counsel selected by such Accountants (the "Accountants"), the Corporation has a reasonable basis to conclude that such Covered Payments (in whole or in part) either do not constitute "parachute payments" or represent reasonable compensation for personal services actually rendered (within the meaning of Section 280G(b)(4)(B) of the Code) in excess of the "base amount," or such "parachute payments" are otherwise not subject to such Excise Tax, and

         (ii) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Accountants in accordance with the principles of Section 280G of the Code.

For purposes of determining the amount of the Tax Reimbursement Payment, the Executive shall be deemed to pay:

         (x) Federal income taxes at the highest applicable marginal rate of Federal income taxation for the calendar year in which the Tax Reimbursement Payment is to be made, and

         (y) any applicable state and local income taxes at the highest applicable marginal rate of taxation for the calendar year in which the Tax Reimbursement Payment is to be made, net of the maximum reduction in Federal income taxes which could be obtained from the deduction of such state or local taxes if paid in such year.

                  In the event that the Excise Tax is subsequently determined by the Accountants or pursuant to any proceeding or negotiations with the Internal Revenue Service to be less than the amount taken into account hereunder in calculating the Tax Reimbursement Payment made, the Executive shall repay to the Corporation, at the time that the amount of such reduction in the Excise Tax is finally determined, the portion of such prior Tax Reimbursement Payment that would not have been paid if such Excise Tax had been applied in initially calculating such Tax Reimbursement Payment, plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. Notwithstanding the foregoing, in the event any portion of the Tax Reimbursement Payment to be refunded to the Corporation has been paid to any Federal, state or local tax authority, repayment thereof shall not be required until actual refund or credit of such portion has been made to the Executive, and interest payable to the Corporation shall not exceed interest received or credited to the Executive by such tax authority for the period it held such portion. The Executive and the Corporation shall mutually agree upon the course of action to be pursued (and the method of allocating the expenses thereof) if the Executive's good faith claim for refund or credit is denied. In the event that the Excise Tax is later determined by the Accountants or pursuant to any proceeding or negotiations with the Internal Revenue Service to exceed the amount taken into account hereunder at the time the Tax Reimbursement Payment is made (including, but not limited to, by reason of any payment the existence or amount of which cannot be determined at the time of the Tax Reimbursement Payment), the Corporation shall make an additional Tax Reimbursement Payment in respect of such excess (plus any interest or penalty payable with respect to such excess) at the time that the amount of such excess is finally determined.

                  The Tax Reimbursement Payment (or portion thereof) provided for herein shall be paid to the Executive not later than 10 business days following the payment of the Covered Payments; provided, however, that if the amount of such Tax Reimbursement Payment (or portion thereof) cannot be finally determined on or before the date on which payment is due, the Corporation shall pay to the Executive by such date an amount estimated in good faith by the Accountants to be the minimum amount of such Tax Reimbursement Payment and shall pay the remainder of such Tax Reimbursement Payment (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined, but in no event later than 45 calendar days after payment of the related Covered Payment. In the event that the amount of the estimated Tax Reimbursement Payment exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Corporation to the Executive, payable on the fifth business day after written demand by the Corporation for payment (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code).

5. Paragraph 10(b) is hereby amended in its entirety to provide as follows:

                  (b)       if to the Executive, to:

                           Herbert M. Baum
                           11468 E. Black Rock Rd.
                           Scottsdale, Arizona 85255

6. Paragraph 16 is hereby amended to substitute the words "State of Delaware" for the words "Commonwealth of Pennsylvania", wherever they appear.

                  IN WITNESS WHEREOF, the parties have executed this Third Amendment as of the day and year first set forth above.


                                 QUAKER STATE CORPORATION

                                 By: /s/ Conrad A. Conrad
                                    --------------------------------------------
                                 Its:  Vice Chairman and Chief Financial Officer



                                 EXECUTIVE

                                   /s/ Herbert M. Baum
                                 -----------------------------------------------
                                 Herbert M. Baum

                                                                  EXHIBIT 10(t)

                       EMPLOYMENT CONTINUATION AGREEMENT

         THIS AGREEMENT between Quaker State Corporation, a Delaware corporation (the "Company"), and ___________ (the "Executive"), dated as of this _____ day of ________, 199__.

                              W I T N E S S E T H:

         WHEREAS, the Company has employed the Executive in an officer position and has determined that the Executive holds an important position with the Company;

         WHEREAS, the Company believes that, in the event it is confronted with a situation that could result in a change in ownership or control of the Company, continuity of management will be essential to its ability to evaluate and respond to such situation in the best interests of shareholders;

         WHEREAS, the Company understands that any such situation will present significant concerns for the Executive with respect to his financial and job security;

         WHEREAS, the Company desires to assure itself of the Executive's services during the period in which it is confronting such a situation, and to provide the Executive certain financial assurances to enable the Executive to perform the responsibilities of his position without undue distraction and to exercise his judgment without bias due to his personal circumstances;

         WHEREAS, to achieve these objectives, the Company and the Executive desire to enter into an agreement providing the Company and the Executive with certain rights and obligations upon the occurrence of a Change of Control or Potential Change of Control (as defined in Section 2);

         NOW, THEREFORE, in consideration of premises and mutual covenants herein contained, it is hereby agreed by and between the Company and the Executive as follows:

         1. Operation of Agreement. (a) Effective Date. The effective date of this Agreement shall be the date on which a Change of Control occurs (the "Effective Date"), provided that, except as provided in Section 1(b), if the Executive is not employed by the Company on the Effective Date, this Agreement shall be void and without effect.

         (b) Termination of Employment Following a Potential Change of Control. Notwithstanding Section 1(a), if (i) the Executive's employment is terminated by the Company Without Cause (as defined in Section 6(c)) after the occurrence of a Potential Change of Control and prior to the occurrence of a Change of Control and (ii) a Change of Control occurs within one year of such termination, the Executive shall be deemed, solely for purposes of determining his rights under this Agreement, to have remained employed until the date such Change of Control occurs and to have been terminated by the Company Without Cause immediately after this Agreement becomes effective.

         2. Definitions. (a) Change of Control. For the purposes of this Agreement, a "Change of Control" shall be deemed to have occurred if:

                  (i) any Person (as defined below) has acquired, "beneficial ownership" (within the meaning of Rule 13d-3, as promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of securities of the Company representing 30% or more of the combined Voting Power (as defined below) of the Company's securities;

                  (ii) as a result of a solicitation subject to Rule 14a-11 under the Exchange Act (or any successor rule thereto), the persons who were directors of the Company immediately before such solicitation shall cease to constitute at least a majority of the Board or the board of directors of any successor to the Company; or

                  (iii) the stockholders of the Company approve a merger, consolidation, share exchange, division, sale or other disposition of the assets of the Company (a "Corporate Event"), as a result of which the shareholders of the Company immediately prior to such Corporate Event shall not hold, directly or indirectly, immediately following such Corporate Event a majority of the Voting Power of (x) in the case of a merger or consolidation, the surviving or resulting corporation,
         (y) in the case of a share exchange, the acquiring corporation or (z) in the case of a division or a sale or other disposition of assets, each surviving, resulting or acquiring corporation which, immediately following the relevant Corporate Event, holds more than 10% of the consolidated assets of the Company immediately prior to such Event.

         (b) Potential Change of Control. For the purposes of this Agreement, a Potential Change of Control shall be deemed to have occurred if:

         (i) a Person commences a tender offer (with adequate financing) for securities representing at least 20% of the Voting Power of the Company's securities;

         (ii) the Company enters into an agreement the consummation of which would constitute a Change of Control;

         (iii) proxies for the election of directors of the Company are solicited by anyone other than the Company; or

         (iv) any other event occurs which is deemed to be a Potential Change of Control by the Board.

         (c) Person Defined. For purposes of this Section 2, "Person" shall have the meaning ascribed to such term in Section 3(a)(9) of the Exchange Act, as supplemented by Section 13(d)(3) of the Exchange Act; provided, however, that Person shall not include (i) the Company or any subsidiary of the Company or
(ii) any employee benefit plan sponsored by the Company or any subsidiary of the Company.

         (d) Voting Power Defined. A specified percentage of "Voting Power" of a company shall mean such number of the Voting Securities as shall enable the holders thereof to cast such percentage of all the votes which could be cast in an annual election of directors (without consideration of the rights of any class of stock other than the common stock of the company to elect directors by a separate class vote); and "Voting Securities" shall mean all securities of a company entitling the holders thereof to vote in an annual election of directors (without consideration of the rights of any class of stock other than the common stock of the company to elect directors by a separate class vote).

         3. Employment Period. Subject to Section 6 of this Agreement, the Company agrees to continue the Executive in its employ, and the Executive agrees to remain in the employ of the Company, for the period (the "Employment Period") commencing on the Effective Date and ending on the second anniversary of the Effective Date. Notwithstanding the foregoing, if, prior to the Effective Date, the Executive is demoted to a lower position that the position held on the date first set forth above, the Board may declare that this Agreement shall be without force and effect by written notice delivered to the Executive (i) within 30 days following such demotion and (ii) prior to the occurrence of a Potential Change of Control or a Change of Control.

         4. Position and Duties. (a) No Reduction in Position. During the Employment Period, the Executive's position (including titles), authority and responsibilities shall be at least commensurate with those held, exercised and assigned immediately prior to the Effective Date. It is understood that, for purposes of this Agreement, such position, authority and responsibilities shall not be regarded as not commensurate merely by virtue of the fact that a successor shall have acquired all or substantially all of the business and/or assets of the Company as contemplated by Section 12(b) of this Agreement. The Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date.

         (b) Business Time. From and after the Effective Date, the Executive agrees to devote his full attention during normal business hours to the business and affairs of the Company and to use his best efforts to perform faithfully and efficiently the responsibilities assigned to him hereunder, to the extent necessary to discharge such responsibilities, except for (i) time spent in managing his personal, financial and legal affairs and serving on corporate, civic or charitable boards or committees, in each case only if and to the extent not substantially interfering with the performance of such responsibilities, and
(ii) periods of vacation and sick leave to which he is entitled. It is expressly understood and agreed that the Executive's continuing to serve on any boards and committees on which he is serving or with which he is otherwise associated immediately preceding the Effective Date shall not be deemed to interfere with the performance of the Executive's services to the Company.

         5. Compensation. (a) Base Salary. During the Employment Period, the Executive shall receive a base salary at a monthly rate at least equal to the monthly salary paid to the Executive by the Company and any of its affiliated companies immediately prior to the Effective Date. The base salary shall be reviewed at least once each year after the Effective Date, and may be increased (but not decreased) at any time and from time to time by action of the Board or any committee thereof or any individual having authority to take such action in accordance with the Company's regular practices. The Executive's base salary, as it may be increased from time to time, shall hereafter be referred to as "Base Salary". Neither the Base Salary nor any increase in Base Salary after the Effective Date shall serve to limit or reduce any other obligation of the Company hereunder.

         (b) Annual Bonus. During the Employment Period, in addition to the Base Salary, for each fiscal year of the Company ending during the Employment Period, the Executive shall be afforded the opportunity to receive an annual bonus on terms and conditions no less favorable to the Executive (taking into account reasonable changes in the Company's goals and objectives) than the annual bonus opportunity that had been made available to the Executive for the fiscal year ended immediately prior to the Effective Date (the "Annual Bonus Opportunity"). Any amount payable in respect of the Annual Bonus Opportunity shall be paid as soon as practicable following the year for which the amount (or prorated portion) is earned or awarded, unless electively deferred by the Executive pursuant to any deferral programs or arrangements that the Company may make available to the Executive.

         (c) Long-term Incentive Compensation Programs. During the Employment Period, the Executive shall participate in all long-term incentive compensation programs for key executives at a level that is commensurate with the Executive's participation in such plans immediately prior to the Effective Date, or, if more favorable to the Executive, at the level made available to the Executive or other similarly situated officers at any time thereafter.

         (d) Benefit Plans. During the Employment Period, the Executive (and, to the extent applicable, his dependents) shall be entitled to participate in or be covered under all pension, retirement, deferred compensation, savings, medical, dental, health, disability, group life, accidental death and travel accident insurance plans and programs of the Company and its affiliated companies at a level that is commensurate with the Executive's participation in such plans immediately prior to the Effective Date, or, if more favorable to the Executive, at the level made available to the Executive or other similarly situated officers at any time thereafter.

         (e) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the policies and procedures of the Company as in effective immediately prior to the Effective Date. Notwithstanding the foregoing, the Company may apply the policies and procedures in effect after the Effective Date to the Executive, if such policies and procedures are more favorable to the Executive than those in effect immediately prior to the Effective Date.

         (f) Vacation and Fringe Benefits. During the Employment Period, the Executive shall be entitled to paid vacation and fringe benefits at a level that is commensurate with the paid vacation and fringe benefits available to the Executive immediately prior to the Effective Date, or, if more favorable to the Executive, at the level made available from time to time to the Executive or other similarly situated officers at any time thereafter.

         (g) Indemnification. During and after the Employment Period, the Company shall indemnify the Executive and hold the Executive harmless from and against any claim, loss or cause of action arising from or out of the Executive's performance as an officer, director or employee of the Company or any of its Subsidiaries or in any other capacity, including any fiduciary capacity, in which the Executive serves at the request of the Company to the maximum extent permitted by applicable law and the Company's Certificate of Incorporation and By-laws (the "Governing Documents"), provided that in no event shall the protection afforded to the Executive hereunder be less than that afforded under the Governing Documents as in effect immediately prior to the Effective Date.

         (h) Office and Support Staff. The Executive shall be entitled to an office with furnishings and other appointments, and to secretarial and other assistance, at a level that is at least commensurate with the foregoing provided to other similarly situated officers.

         6. Termination. (a) Death, Disability or Retirement. Subject to the provisions of Section 1 hereof, this Agreement shall terminate automatically upon the Executive's death, termination due to "Disability" (as defined below) or voluntary retirement under any of the Company's retirement plans as in effect from time to time. For purposes of this Agreement, Disability shall mean the Executive's inability to perform the duties of his position, as determined in accordance with the policies and procedures applicable with respect to the Company's long-term disability plan, as in effect immediately prior to the Effective Date.

         (b) Voluntary Termination. Notwithstanding anything in this Agreement to the contrary, following a Change of Control the Executive may, upon not less than 30 days' written notice to the Company, voluntarily terminate employment for any reason (including early retirement under the terms of any of the Company's retirement plans as in effect from time to time), provided that any termination by the Executive pursuant to Section 6(d) on account of Good Reason (as defined therein) shall not be treated as a voluntary termination under this
Section 6(b).

         (c) Cause. The Company may terminate the Executive's employment for Cause. For purposes of this Agreement, "Cause" means (i) the Executive's conviction or plea of nolo contendere to a felony; (ii) an act or acts of dishonesty or gross misconduct on the Executive's part which result or are intended to result in material damage to the Company's business or reputation; or (iii) repeated material violations by the Executive of his obligations under
Section 4 of this Agreement, which violations are demonstrably willful and deliberate on the Executive's part and which result in material damage to the Company's business or reputation.

         (d) Good Reason. Following the occurrence of a Change of Control, the Executive may terminate his employment for Good Reason. For purposes of this Agreement, "Good Reason" means the occurrence of any of the following, without the express written consent of the Executive, after the occurrence of a Change of Control:

                  (i) (A) the assignment to the Executive of any duties inconsistent in any material adverse respect with the Executive's position, authority or responsibilities as contemplated by Section 4 of this Agreement, or (B) any other material adverse change in such position, including title, authority or responsibilities;

                  (ii) any failure by the Company to comply with any of the provisions of Section 5 of this Agreement, other than an insubstantial or inadvertent failure remedied by the Company promptly after receipt of notice thereof given by the Executive;

                  (iii) the Company's requiring the Executive to be based at any office or location more than 50 miles (or such other distance as shall be set forth in the Company's relocation policy as in effect at the Effective Time) from that location at which he performed his services specified under the provisions of Section 4 immediately prior to the Change of Control, except for travel reasonably required in the performance of the Executive's responsibilities; or

                  (iv) any failure by the Company to obtain the assumption and agreement to perform this Agreement by a successor as contemplated by
         Section 12(b).

In no event shall the mere occurrence of a Change of Control, absent any further impact on the Executive, be deemed to constitute Good Reason.

         (e) Notice of Termination. Any termination by the Company for Cause or by the Executive for Good Reason shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 13(e). For purposes of this Agreement, a "Notice of Termination" means a written notice given, in the case of a termination for Cause, within 10 business days of the Company's having actual knowledge of the events giving rise to such termination, and in the case of a termination for Good Reason, within 180 days of the Executive's having actual knowledge of the events giving rise to such termination, and which
(i) indicates the specific termination provision in this Agreement relied upon,
(ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (iii) if the termination date is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than 15 days after the giving of such notice). The failure by the Executive to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason shall not waive any right of the Executive hereunder or preclude the Executive from asserting such fact or circumstance in enforcing his rights hereunder.

         (f) Date of Termination. For the purpose of this Agreement, the term "Date of Termination" means (i) in the case of a termination for which a Notice of Termination is required, the date of receipt of such Notice of Termination or, if later, the date specified therein, as the case may be, and (ii) in all other cases, the actual date on which the Executive's employment terminates during the Employment Period.

         7. Obligations of the Company upon Termination. (a) Death or Disability. If the Executive's employment is terminated during the Employment Period by reason of the Executive's death or Disability, this Agreement shall terminate without further obligations to the Executive or the Executive's legal representatives under this Agreement other than those obligations accrued hereunder at the Date of Termination, and the Company shall pay to the Executive (or his beneficiary or estate) (i) the Executive's full Base Salary through the Date of Termination (the "Earned Salary"), (ii) any vested amounts or benefits owing to the Executive under the Company's otherwise applicable employee benefit plans and programs, including any compensation previously deferred by the Executive (together with any accrued earnings thereon) and not yet paid by the Company and any accrued vacation pay not yet paid by the Company (the "Accrued Obligations"), and (iii) any other benefits payable due to the Executive's death or Disability under the Company's plans, policies or programs (the "Additional Benefits").

         Any Earned Salary shall be paid in cash in a single lump sum as soon as practicable, but in no event more than 30 days (or at such earlier date required by law), following the Date of Termination. Accrued Obligations and Additional Benefits shall be paid in accordance with the terms of the applicable plan, program or arrangement.

         (b) Cause and Voluntary Termination. If, during the Employment Period, the Executive's employment shall be terminated for Cause or voluntarily terminated by the Executive (other than on account of Good Reason following a Change of Control), the Company shall pay the Executive (i) the Earned Salary in cash in a single lump sum as soon as practicable, but in no event more than 10 days, following the Date of Termination, and (ii) the Accrued Obligations in accordance with the terms of the applicable plan, program or arrangement.

                  (c) Termination by the Company other than for Cause and Termination by the Executive for Good Reason.

                  (i) Lump Sum Payments. If, during the Employment Period, the Company terminates the Executive's employment other than for Cause, or following a Change of Control the Executive terminates his employment for Good Reason, the Company shall pay to the Executive the following amounts:

                  (A)      the Executive's Earned Salary;

                  (B) a cash amount (the "Severance Amount") equal to three times the sum of

                                    (1)     the Executive's annual Base Salary;
                                            and

                                    (2)     the average of the bonuses payable
                                            to the Executive for the three
                                            fiscal years of the Company ending
                                            immediately prior to the Effective
                                            Date;

                  (C) a cash amount (the "Incremental Retirement Benefit") equal to the present value, calculated using a discount rate equal to the then prevailing applicable Federal rate as determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended (the "Code"), of the additional retirement benefits (including, without limitation, any pension, retiree life or retiree medical benefits) that would have been payable or available to the Executive under any employee benefit plan qualified (a "Qualified Plan") under Section 401(a) of the Code and under any supplemental retirement plan based on (x) the age and service the Executive would have attained or completed had the Executive continued in the Company's employ until the expiration of the Employment Period and (y) where compensation is a relevant factor, his pensionable compensation at the Date of Termination;

                  (D)      the Accrued Obligations.

         The Earned Salary, Severance Amount and Incremental Retirement Benefit shall be paid in cash in a single lump sum as soon as practicable, but in no event more than 30 days (or at such earlier date required by law), following the Date of Termination. Accrued Obligations shall be paid in accordance with the terms of the applicable plan, program or arrangement.

                  (ii) Continuation of Benefits. If, during the Employment Period, the Company terminates the Executive's employment other than for Cause, or following a Change of Control the Executive terminates his employment for Good Reason, the Executive (and, to the extent applicable, his dependents) shall be entitled, after the Date of Termination until the earlier of (1) the second anniversary of the Date of Termination (the "End Date") and (2) the date the Executive becomes eligible for comparable benefits under a similar plan, policy or program of a subsequent employer, to continue participation in all of the Company's employee and executive welfare and fringe benefit plans (the "Benefit Plans"). To the extent any such benefits cannot be provided under the terms of the applicable plan, policy or program, the Company shall provide a comparable benefit under another plan or from the Company's general assets. The Executive's participation in the Benefit Plans will be on the same terms and conditions that would have applied had the Executive continued to be employed by the Company through the End Date.

         (d) Discharge of the Company's Obligations. Except as expressly provided in the last sentence of this Section 7(d), the amounts payable to the Executive pursuant to this Section 7 (whether or not reduced pursuant to Section 7(e) following termination of his employment shall be in full and complete satisfaction of the Executive's rights under this Agreement and any other claims he may have in respect of his employment by the Company or any of its Subsidiaries. Such amounts shall constitute liquidated damages with respect to any and all such rights and claims and, upon the Executive's receipt of such amounts, the Company shall be released and discharged from any and all liability to the Executive in connection with this Agreement or otherwise in connection with the Executive's employment with the Company and its Subsidiaries. Nothing in this Section 7(d) shall be construed to release the Company from its commitment to indemnify the Executive and hold the Executive harmless from and against any claim, loss or cause of action arising from or out of the Executive's performance as an officer, director or employee of the Company or any of its Subsidiaries or in any other capacity, including any fiduciary capacity, in which the Executive served at the request of the Company to the maximum extent permitted by applicable law and the Governing Documents.

         (e)      Certain Further Payments by the Company.

                  (i) In the event that any amount or benefit paid or distributed to the Executive pursuant to this Agreement, taken together with any amounts or benefits otherwise paid or distributed to the Executive by the Company or any affiliated company (collectively, the "Covered Payments"), are or become subject to the tax (the "Excise Tax") imposed under Section 4999 of the Code, or any similar tax that may hereafter be imposed, the Company shall pay to the Executive at the time specified in Section 7(e) (v) below an additional amount (the "Tax Reimbursement Payment") such that the net amount retained by the Executive with respect to such Covered Payments, after deduction of any Excise Tax on the Covered Payments and any Federal, state and local income or employment tax and Excise Tax on the Tax Reimbursement Payment provided for by this Section 7(e), but before deduction for any Federal, state or local income or employment tax withholding on such Covered Payments, shall be equal to the amount of the Covered Payments.

                  (ii) For purposes of determining whether any of the Covered Payments will be subject to the Excise Tax and the amount of such Excise Tax,

                  (A) such Covered Payments will be treated as "parachute payments" within the meaning of Section 280G of the Code, and all "parachute payments" in excess of the "base amount" (as defined under Section 280G(b) (3) of the Code) shall be treated as subject to the Excise Tax, unless, and except to the extent that, in the good faith judgment of the Company's independent certified public accountants appointed prior to the Change of Control Date or tax counsel selected by such Accountants (the "Accountants"), the Company has a reasonable basis to conclude that such Covered Payments (in whole or in part) either do not constitute "parachute payments" or represent reasonable compensation for personal services actually rendered (within the meaning of Section 280G(b) (4) (B) of the Code) in excess of the "base amount," or such parachute payments" are otherwise not subject to such Excise Tax, and

                  (B) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Accountants in accordance with the principles of
                           Section 280G of the Code.

                  (iii) For purposes of determining the amount of the Tax Reimbursement Payment, the Executive shall be deemed to pay:

                  (A) Federal income taxes at the highest applicable marginal rate of Federal income taxation for the calendar year in which the Tax Reimbursement Payment is to be made, and

                  (B) any applicable state and local income taxes at the highest applicable marginal rate of taxation for the calendar year in which the Tax Reimbursement Payment is to be made, net of the maximum reduction in Federal income taxes which could be obtained from the deduction of such state or local taxes if paid in such year.

                  (iv) In the event that the Excise Tax is subsequently determined by the Accountants or pursuant to any proceeding or negotiations with the Internal Revenue Service to be less than the amount taken into account hereunder in calculating the Tax Reimbursement Payment made, the Executive shall repay to the Company, at the time that the amount of such reduction in the Excise Tax is finally determined, the portion of such prior Tax Reimbursement Payment that would not have been paid if such Excise Tax had been applied in initially calculating such Tax Reimbursement Payment, plus interest on the amount of such repayment at the rate provided in Section 1274(b)
         (2) (b) of the Code. Notwithstanding the foregoing, in the event any portion of the Tax Reimbursement Payment to be refunded to the Company has been paid to any Federal, state or local tax authority, repayment thereof shall not be required until actual refund or credit of such portion has been made to the Executive, and interest payable to the Company shall not exceed interest received or credited to the Executive by such tax authority for the period it held such portion. The Executive and the Company shall mutually agree upon the course of action to be pursued (and the method of allocating the expenses thereof) if the Executive's good faith claim for refund or credit is denied.

                  In the event that the Excise Tax is later determined by the Accountants or pursuant to any proceeding or negotiations with the Internal Revenue Service to exceed the amount taken into account hereunder at the time the Tax Reimbursement Payment is made (including, but not limited to, by reason of any payment the existence or amount of which cannot be determined at the time of the Tax Reimbursement Payment), the Company shall make an additional Tax Reimbursement Payment in respect of such excess (plus any interest or penalty payable with respect to such excess) at the time that the amount of such excess is finally determined.

                  (v) The Tax Reimbursement Payment (or portion thereof) provided for in Section 7(e) (i) above shall be paid to the Executive not later than 10 business days following the payment of the Covered Payments; provided, however, that if the amount of such Tax Reimbursement Payment (or portion thereof) cannot be finally determined on or before the date on which payment is due, the Company shall pay to the Executive by such date an amount estimated in good faith by the Accountants to be the minimum amount of such Tax Reimbursement Payment and shall pay the remainder of such Tax Reimbursement Payment (together with interest at the rate provided in Section 1274(b) (2) (B) of the
         Code) as soon as the amount thereof can be determined, but in no event later than 45 calendar days after payment of the related Cover Payment. In the event that the amount of the estimated Tax Reimbursement Payment exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to the Executive, payable on the fifth business day after written demand by the Company for payment (together with interest at the rate provided in Section 1274(b)
         (2) (B) of the Code).

         8. Non-Exclusivity of Rights. Except as expressly provided herein, nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise prejudice such rights as the Executive may have under any other agreements with the Company or any of its affiliated companies, including employment agreements or stock option agreements. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan or program.

         9. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others whether by reason of the subsequent employment of the Executive or otherwise. In the event that the Executive shall in good faith give a Notice of Termination for Good Reason and it shall thereafter be determined that Good Reason did not exist, the employment of the Executive shall, unless the Company and the Executive shall otherwise mutually agree, be deemed to have terminated, at the date of giving such purported Notice of Termination, by mutual consent of the Company and the Executive and, except as provided in the last preceding sentence, the Executive shall be entitled to receive only those payments and benefits which he would have been entitled to receive upon a voluntary termination, including his Earned Salary and the Accrued Obligations.

         10. Legal Fees and Expenses. If the Executive asserts any claim in any contest (whether initiated by the Executive or by the Company) as to the validity, enforceability or interpretation of any provision of this Agreement, the Company shall pay the Executive's legal expense (or cause such expenses to be paid) including, without limitation, his reasonable attorneys' fees, on a quarterly basis, upon presentation of proof of such expenses in a form acceptable to the Company, provided that the Executive shall reimburse the Company for such amounts, plus simple interest thereon at the 90-day United States Treasury Bill rate as in effect from time to time, compounded annually, if the Executive shall not prevail, in whole or in part, as to any material issue as to the validity, enforceability or interpretation of any provision of this Agreement.

         11. Confidential Information; Company Property. For and in consideration of the salary and benefits to be provided by the Company hereunder, including the severance arrangements set forth herein, the Executive agrees that:

         (a) Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, (i) obtained by the Executive during his employment by the Company or any of its affiliated companies and (ii) not otherwise public knowledge (other than by reason of an unauthorized act by the Executive). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company, unless compelled pursuant to an order of a court or other body having jurisdiction over such matter, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it.

         (b) Company Property. Except as expressly provided herein, promptly following the Executive's termination of employment, the Executive shall return to the Company all property of the Company and all copies thereof in the Executive's possession or under his control.

         (c) Injunctive Relief and Other Remedies with Respect to Covenants. The Executive acknowledges and agrees that the covenants and obligations of the Executive with respect to confidentiality and Company property relate to special, unique and extraordinary matters and that a violation of any of the terms of such covenants and obligations will cause the Company irreparable injury for which adequate remedies are not available at law. Therefore, the Executive agrees that the Company shall (i) be entitled to an injunction, restraining order or such other equitable relief (without the requirement to post bond) restraining Executive from committing any violation of the covenants and obligations contained in this Section 11 and (ii) have no further obligation to make any payments to the Executive hereunder following any finding by a court or an arbitrator that the Executive has engaged in a material violation of the covenants and obligations contained in this Section 11. These remedies are cumulative and are in addition to any other rights and remedies the Company may have at law or in equity. In no event shall an asserted violation of the provisions of this Section 11 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

         12. Successors. (a) This Agreement is personal to the Executive and, without the prior written consent of the Company, shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

         (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors. The Company shall require any successor to all or substantially all of the business and/or assets of the Company, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform if no such succession had taken place.

         13. Miscellaneous. (a) Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, applied without reference to principles of conflict of laws.

         (b) Arbitration. Except to the extent provided in Section 11(c), any dispute or controversy arising under or in connection with this Agreement shall be resolved by binding arbitration. The arbitration shall be held in the city of Dallas, Texas and except to the extent inconsistent with this Agreement, shall be conducted in accordance with the Expedited Employment Arbitration Rules of the American Arbitration Association then in effect at the time of the arbitration, and otherwise in accordance with principles which would be applied by a court of law or equity. The arbitrator shall be acceptable to both the Company and the Executive. If the parties cannot agree on an acceptable arbitrator, the dispute shall be heard by a panel of three arbitrators, one appointed by each of the parties and the third appointed by the other two arbitrators.

         (c) Amendments. This Agreement not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

         (d) Entire Agreement. This Agreement (as supplemented in accordance with Section 1(b)) constitutes the entire agreement between the parties hereto with respect to the matters referred to herein. No other agreement relating to the term of the Executive's employment by the Company, oral or otherwise, shall be binding between the parties unless it is in writing and signed by the party against whom enforcement is sought. There are no promises, representations, inducements or statements between the parties other than those that are expressly contained herein. The Executive acknowledges that he is entering into this Agreement of his own free will and accord, and with no duress, that he has read this Agreement and that he understands it and its legal consequences.

         (e) Notices. All notices and other communications hereunder shall be in writing and shall be given by hand-delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

      If to the Executive:            at the home address of the Executive noted
                                      on the records of the Company

      If to the Company:              Quaker State Corporation
                                      225 E. John Carpenter Freeway
                                      Irving, Texas  75062
                                      Attn.: Corporate Secretary

               with a copy to:
                                      Debevoise & Plimpton
                                      875 Third Avenue
                                      New York, NY  10022
                                      Attn.: Lawrence K. Cagney, Esq.

or to such other address as either party shall have furnished to the other in writing n accordance herewith. Notice and communications shall be effective when actually received by the addressee.

         (f) Tax Withholding. The Company shall withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

         (g) Severability; Reformation. In the event that one or more of the provisions of this Agreement shall become invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby. In the event that any of the provisions of Section 11(a) is not enforceable in accordance with its terms, the Executive and the Company agree that such Section shall be reformed to make such Section enforceable in a manner which provides the Company the maximum rights permitted at law.

         (h) Waiver. Waiver by any party hereto of any breach or default by the other party of any of the terms of this Agreement shall not operate as a waiver of any other breach or default, whether similar to or different from the breach or default waived. No waiver of any provision of this Agreement shall be implied from any course of dealing between the parties hereto or from any failure by either party hereto to assert its or his rights hereunder on any occasion or series of occasions.

         (i) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

         (j) Captions. The captions of this Agreement are not part of the provisions hereof and shall have no force and effect.

         IN WITNESS WHEREOF, the Executive has hereunto set his hand and the Company has caused this Agreement to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, all as of the day and year first above written.

                                              QUAKER STATE CORPORATION

                                               /s/ HERBERT M. BAUM
                                              -------------------------------
                                              By: Herbert M. Baum
                                              Title: Chairman and Chief
                                                     Executive Officer


[SEAL]

WITNESSED:


-------------------------


                                            EXECUTIVE:


                                            -------------------------
                                            ----------------


WITNESSED:


-------------------------


                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
-------                            -----------                             ----
10(t)(i)                 First Amendment to Employment Continuation
                         Agreement

11                       Computation of Net Income Per Share

12                       Computation of Ratio of Earnings to Fixed Charges

21                       List of Subsidiaries

23                       Consent of Independent Certified Public Accountants

27                       Financial Data Schedule